Form 10-Q
period 2008-09-30
FASHION NET INC
filed 2008-11-14
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-153826

FASHION NET, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11088 Arcadia Sunrise Drive, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 524-1091
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	10,710,000 shares
(Class)	(Outstanding as at November 14, 2008)

FASHION NET, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form S-1, originally filed with the Commission on October 3, 2008.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$4,821	$200

	$4,821	$200

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accruals	$460	$460
Total current liabilities	460	460

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 and 10,000,000 shares
issued and outstanding as of 9/30/08 and 12/31/07	10,170	10,000
Additional paid-in capital	13,209	3,119
(Deficit) accumulated during development stage	(19,018)	(13,379)
	4,361	(260)

	$4,821	$200

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		August 7, 2007
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	10,000	-	10,000	10,000
General and administrative expenses	5,000	3,379	5,639	3,379	9,018
Total expenses	5,000	13,379	5,639	13,379	19,018

(Loss) before provision for income taxes	(5,000)	(13,379)	(5,639)	(13,379)	(19,018)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(5,000)	$(13,379)	$(5,639)	$(13,379)	$(19,018)

Weighted average number of
common shares outstanding – basic and fully diluted	10,170,000	10,000,000	10,104,726	10,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	Nine months ended		August 7, 2007
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(5,639)	$(13,379)	$(19,018)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Shares issued for executive compensation	-	10,000	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	-	879	460
Net cash (used) by operating activities	(5,639)	(2,500)	(8,558)

Cash flows from financing activities
Donated capital	-	2,700	3,119
Issuances of common stock	10,260	-	10,260
Net cash provided by financing activities	10,260	2,700	13,379

Net increase (decrease) in cash	4,621	200	4,821
Cash – beginning	200	-	-
Cash – ending	$4,821	$200	$4,821

Non-cash transactions:
Shares issued for executive compensation	$-	$10,000	$10,000
Number of shares issued for executive compensation	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  The Company is authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to serve as a fashion marketing / consulting company for specialty apparel goods for trendy consumers by introducing rapidly changing market trends and reforming the business process and the supply process by reconstructing the method of merchandising through an online boutique.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($19,018) and had no sales for the period from August 7, 2007 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Note 4 – Stockholders’ equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On August 7, 2007 the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for services rendered valued at $10,000.

On August 13, 2007, an officer and director of the Company donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 13, 2007, an officer and director of the Company donated cash in the amount of $2,500.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On October 19, 2007, an officer and director of the Company donated cash in the amount of $120.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On November 9, 2007, an officer and director of the Company donated cash in the amount of $299.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On April 16, 2008, the Company issued an aggregate of 170,000 shares of its $0.001 par value common stock for total cash of $8,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On April 16, 2008, an officer and director of the Company donated cash in the amount of $1,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of September 30, 2008, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through September 30, 2008, a shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Management's Discussion and Analysis and Results of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis and Results of Operation

Fashion Net, Inc. was incorporated in Nevada on August 7, 2007.  We are an early stage company and have not yet realized any revenues since our formation.  Our singular goal is to establish ourselves as a marketing consulting company for fashion designers, manufacturers and retailers, utilizing the Internet as a virtual fashion show.  Our efforts have focused primarily on the development and implementation of our business plan.  To that end, we spent a total of $5,000 during the three month period ended September 30, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable three month period ended September 30, 2007, total expenses were $13,379, consisting of $3,379 general and administrative expenses and $10,000 in executive compensation paid to Ms. Evelyn Meadows, our sole officer and director, in the form of 10,000,000 shares of common stock issued for services rendered.

During the nine months ended September 30, 2008, total expenses were $5,639, compared to $13,379 in the nine months ended September 30, 2007.  Management believes the executive compensation paid during the nine months ended September 30, 2007 was a unique event and is not expected to recur on an ongoing basis.  Thus, core operating expenses in the form of general and administrative expenses in 2008 of $5,639 were higher compared to $3,379 in 2007 due to the costs of being a public reporting entity and expenses related to implementing our business.

Since our inception, aggregate expenses were $19,018, consisting of $10,000 in executive compensation and $9,018 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues, in the three month period ended September 30, 2008, our net loss totaled $5,000, compared to a net loss of $13,379 in the three month period ended September 30, 2007.  In the nine months ended September 30, 2008, we incurred a net loss of $5,639 compared to a net loss of $13,379 in the nine month period ended September 30, 2007.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  Since our inception, we have accumulated net losses in the amount of $19,018.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

To date, we had limited operations and minimal funds with which to finance our operations.  In consideration of this dilemma, we sought investment from third-parties.  As a result, since our incorporation, we have raised capital through the following means:

1.	In August 2007, we issued 10,000,000 shares of our common stock to Evelyn Meadows, our sole officer and director, in exchange for services performed valued at $10,000.

2.
In April 2008, we sold 170,000 shares of our common stock to twenty-eight non-affiliated purchasers for cash in the amount of $8,500, in an offering made under Regulation D, Rule 505, of the Securities Act of 1933, as amended.

3.	Through June 30, 2008, Ms. Meadows has contributed cash in the amount of $4,897 to us for operating capital. The funds were donated and are not expected to be repaid.

We believe that our cash on hand as of September 30, 2008 in the amount of $4,821 is not sufficient to maintain our current level of operations for at least the next 12 months.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.

In addition to raising capital, generating sales in the next six months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, we will be required to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  In order to commence our planned principal operations and begin to generate revenues, we must establish our Internet presence and develop and initiate a marketing and advertising campaign.

1.
Finalize a fully-operational website:  We believe that developing a website is critical to reaching prospective customers and generating awareness of our brand and proposed service offerings.  We have reserved the domain name www. fashionnetonline.com and have published a working and interactive preliminary website.  The site is not a fully-operational and does not currently portray the fashion-related and e-commerce capabilities we plan to implement by the end of fiscal year 2008.  As we obtain clients, our site will be updated with content and media related to the clients’ product offerings.  At this time, we have no customers.

2.
Develop and implement a marketing strategy:  We believe that generating awareness of our company will drive fashion industry executives to utilize our marketing consulting services.  In order to do so, we must develop and implement an effective promotional strategy.  Our current plan is to develop and implement a marketing plan by utilizing search engine placement and keyword submission optimization services to increase the visibility of our website to our target market.  Additionally, we plan to contact individual designer houses and retailers via telephone or personal contact in an effort to explain our services and attract a client base.  However, we expect to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

In August 2007, we issued 10,000,000 shares of our common stock to Evelyn Meadows, our founding shareholder and our sole officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Ms. Meadows received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by us; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Meadows had fair access to and was in possession of all available material information about our company, as she is the sole officer and director of Fashion Net, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In April 2008, we sold 170,000 shares of our common stock to 28 non-affiliated shareholders.  The shares were issued at a price of $0.05 per share for total cash in the amount of $8,500.  The shares bear a restrictive transfer legend.  This April 2008 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Fashion Net, Inc., including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 previously filed with the SEC on October 3, 2008.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASHION NET, INC.
(Registrant)

Signature	Title	Date

/s/ Evelyn Meadows	President, CEO and Director	November 14, 2008
Evelyn Meadows

/s/ Evelyn Meadows	Chief Financial Officer	November 14, 2008
Evelyn Meadows

/s/ Evelyn Meadows	Chief Accounting Officer	November 14, 2008
Evelyn Meadows