Form 10-K
period 2008-12-31
FASHION NET INC
filed 2009-04-15
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

Commission File Number: 333-148546

FASHION NET, INC.
(Name of small business issuer in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11088 Arcadia Sunrise Drive Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 524-1091

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $8,500 as of March 31, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009 was 10,170,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FASHION NET, INC.
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Fashion Net’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Fashion Net, Inc. was incorporated in the State of Nevada on August 7, 2007.

Our administrative office is located at 11088 Arcadia Sunrise Drive, Henderson, Nevada 89052.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

We are planning to become a fashion marketing and consulting company serving couture apparel designers, manufacturers and specialty fashion retailers.  We intend to assist clients implement marketing campaigns using the Internet or offline digital media.  It is our objective to use visual merchandising to re-design retail formats and provide greater brand and market awareness.

We believe there exists great demand for appealing and highly individualized styles of clothing and related items.  This demand presents tremendous opportunities for us, as we plan to attempt to establish a niche market by offering clients and consumers highly individualized merchandising opportunities.  Our approach is to display a potential client’s wares in a virtual showroom, along with informative articles regarding fashion trends or designer’s notes.  Currently, most fashion houses and retailers, such as Neiman Marcus and Georgio Armani, display static pictures of individual pieces of clothing worn by models.  Our concept entails a single model sporting various pieces of apparel and accessories from head to toe.  A consumer visiting the virtual showroom is expected to be able to roll his or her mouse over any item to view additional pictures of that item or clips of information.  Our goal is to provide an interactive experience, while providing information that a consumer would not normally receive in a retail store setting.

At this time, we do not anticipate functioning as a clothing retailer.  We are entirely a marketing company.  Our management believes that the services we intend to fill the gaps in the fashion industry’s marketing process and trends.  However, we are still in the development stage and have no clients.  Additionally, we have not identified manufacturers or designers we plan to approach.

Distribution Methods of the Products

We are currently in the process of establishing a base of operations in the fashion industry.  We are designing a website that will be published at www.fashionnetonline.com, which will serve as our store-front and primary means of attracting clients.  We have no methods of distribution in place, nor will we have any merchandise to distribute.

Industry Background and Competition

We compete, in general, with advertising companies for the marketing budgets of fashion industry participants.  We believe there are a significant number of advertising firms providing services similar and, in most cases, significantly broader than those proposed to be provided by us.  All of these companies are significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.  In addition, many of our competitors have well-established relationships with fashion marketing, consulting design and retail channels or other similar entities.  It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to fulfill customer requests more efficiently than we may be able to.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

Unfortunately, we are a start-up company without a base of operations and lacking an ability to generate sales.  As such, our competitive position is unfavorable in the general marketplace.  Unless we implement our planned operations and begin to generate revenues, we will not be able to maintain our operations.

Seasonality

Our future operating results may fluctuate significantly from period to period due to our reliance on fashion designers, manufacturers and retailers, an industry that possess intrinsic seasonality.  For instance, retailers shift their inventory from swimwear and light sportswear to coats and sweaters during the late summer months, prior to the weather cooling, and vice versa.  As a marketing company, we expect the seasonality of our prospective clients to be beneficial for our business, in that clients will require our services year-round to update their virtual marketing campaigns.

Number of total employees and number of full time employees

Fashion Net is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Evelyn Meadows, our sole officer and director, to set up our business operations.  Ms. Meadows currently works for us on a part-time basis and expects to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by this one individual.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Our sole officer and director work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend entirely on the efforts of Evelyn Meadows, our sole officer and sole director.  Ms. Meadows has no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

Investors may lose their entire investment if we fail to implement our business plan.

Fashion Net, Inc. was formed in August 2007.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, management that is inexperienced in managing a public company, a competitive market environment and lack of brand recognition.  Fashion Net cannot guarantee that we will be successful in establishing ourselves in the fashion industry or in accomplishing our objectives.  Since our inception, we have not generated any revenues and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed fashion marketing business, we may be forced to cease operations, in which case investors may lose their entire investment.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

We have yet to commence our planned operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholder, officer and director of Fashion Net control the majority of our issued and outstanding common stock.

Ms. Evelyn Meadows, our sole officer and director, beneficially owns approximately 98% of our outstanding common stock.  As a result, this individual could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.

Fashion Net may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our fashion marketing consultation business.  Unless we begin to generate sufficient revenues from our proposed consulting services to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Fashion Net may fail to implement its business model profitably.

Our sole officer and director, in her singular and limited research and experience, believes we compete, in general, with advertising companies for the marketing budgets of fashion industry participants.  We believe there are a significant number of advertising firms providing services in direct competition with, and exactly similar to, those proposed to be provided by us.  All of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.  In addition, many of our competitors have well-established relationships with fashion marketing, consulting design and retail channels or other similar entities.  It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to fulfill customer requests more efficiently than we may be able to.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

We may be unable to generate sales without marketing or distribution capabilities.

We have not commenced our planned consulting business and do not have any sales, marketing or distribution capabilities.  Additionally, we have not yet established our Internet presence, upon which we expect to place significant reliance to generate awareness of our company and services.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop a fully operational and functional web site.  In the event we are unable to successfully implement any one or more of these objectives, we may be unable to generate sales and operate as a going concern.

If our computer systems and Internet infrastructure fail, we will be unable to conduct our business.

We will depend upon third-party Internet service providers for the design, hosting and e-commerce capabilities for our proposed website.  The performance of such providers’ Internet infrastructure is critical to our business and reputation, as well as out ability to attract web users, new customers and commerce partners.  Any system failure that causes an interruption in service or a decrease in responsiveness of our web site could result in an impairment of traffic on our web site and, if sustained or repeated, could materially harm our reputation and the attractiveness of our brand name.  To the extent that we do not effectively address any capacity constraints, such constraints would have a material adverse effect on its business, result of operations and financial condition.

Failure by us to respond to changes in customer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers or to shifts in the preferences of the end consumer that we fail to anticipate could reduce the demand for the fashion consulting services we intend to provide.  Decisions about our focus and the specific services we plan to offer are to be made in advance and we may be unable to anticipate and respond to changes in consumer preferences and demands.  Such a failure could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

Seasonality and fluctuations in our business could make it difficult for you to evaluate our operations on a period by period basis.

The clothing industry is highly variable, with fashions changing with the seasons.  Although we believe such seasonality benefits our company’s proposed services, in that manufacturers and retailers are expected to rely on our services in reliable cycles, certain manufacturers and retailers may choose to limit the amount of marketing they conduct during any given season.  For instance, a sportswear manufacturer that experiences the bulk of its sales in the spring and summer months may reduce its marketing budget during the fall and winter seasons, thus causing fluctuations in our operating results.  This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior and periodic weather anomalies, could adversely affect our operations and cause our results of operations to fluctuate.  Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Fashion Net may lose its top management without employment agreements or due to conflicts of interest.

Our operations depend substantially on the skills and experience of Evelyn Meadows, our sole director and officer.  We have no other full- or part-time employees besides this individual.  Mr. Meadows is currently involved in other business activities and may, in the future, engage in further business opportunities.  Ms. Meadows may face a conflict in selecting between Fashion Net and other business interests.  We have not formulated a policy for the resolution of such conflicts.  Furthermore, we do not maintain key man life insurance on Ms. Meadows.  Without employment contracts, we may lose our sole officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  The majority of our issued and outstanding common stock, 98%, is currently held by Ms. Meadows, our sole officer, director and employee.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

Fashion Net, Inc. uses office space at 11088 Arcadia Sunrise Drive, Henderson, Nevada 89052.  Ms. Evelyn Meadows, our sole officer, director and shareholder, is providing the office space, located at Ms. Meadows’ primary residence, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Fashion Net, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Fashion Net, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Fashion Net, Inc. has been convicted of violating a federal or state securities or commodities law.

Fashion Net, Inc. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Fashion Net, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of the date of this prospectus, Fashion Net, Inc. has 10,170,000 shares of $0.001 par value common stock issued and outstanding held by twenty-eight shareholders of record.  Our Transfer Agent is Empire Stock Transfer, Inc., 2470 St. Rose Pkwy Suite 304, Henderson, NV 89074, Phone: (702) 818-5898.

Dividends

Fashion Net, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Fashion Net intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

In August 2007, we issued 10,000,000 shares of our common stock to Evelyn Meadows, our founding shareholder and our sole officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Ms. Meadows received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by us; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Meadows had fair access to and was in possession of all available material information about our company, as he is the sole officer and director of Fashion Net, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Fashion Net, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Fashion Net, Inc. was incorporated in Nevada on August 7, 2007.  We are an early stage company and have not yet realized any revenues since our formation.  Our singular goal is to establish ourselves as a marketing consulting company for fashion designers, manufacturers and retailers, utilizing the Internet as a virtual fashion show.

Our efforts since our formation have focused primarily on the development and implementation of our business plan.  To that end, we spent a total of $7,595 during the year ended December 31, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the period from August 7, 2007 to December 31, 2007, total expenses were $13,379, consisting of $3,379 general and administrative expenses and $10,000 in executive compensation paid to Ms. Evelyn Meadows, our sole officer and director, in the form of 10,000,000 shares of common stock issued for services rendered.  Since our inception, aggregate expenses were $20,974, consisting of $10,000 in executive compensation and $10,974 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues, in the year ended December 31, 2008, our net loss totaled $7,595, compared to a net loss of $13,379 in the period from August 7, 2007 to December 31, 2007.  Since our inception, we have accumulated net losses in the amount of $20,974.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

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

3.	Through December 31, 2008, Ms. Meadows has contributed cash in the amount of $4,897 to us for operating capital. The funds were donated and are not expected to be repaid.

We believe that our cash on hand as of December 31, 2008 in the amount of $2,854 is not sufficient to maintain our current level of operations for at least the next 12 months.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  There are no plans to raise capital through sales of our common equity.

In addition to raising capital, generating sales in the next 12 months is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, we will be required to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Fashion Net, Inc.
(A Development Stage Company)
Audited Financial Statements
December 31, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fashion Net, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Fashion Net, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on August 7, 2007 through December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Net, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on August 7, 2007 through December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $20,974, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 31, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

Fashion Net, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$2,854	$200

	$2,854	$200

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$449	$460
Total current liabilities	449	460

Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 and 10,000,000 shares
issued and outstanding as of 12/31/08 and 12/31/07,
respectively	10,170	10,000
Additional paid-in capital	13,209	3,119
(Deficit) accumulated during development stage	(20,974)	(13,379)
	2,405	(260)

	$2,854	$200

The accompanying notes are an integral part of these financial statements.

F2

Fashion Net, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		August 7, 2007
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Expenses:
Executive compensation	-	10,000	10,000
General and administrative expenses	7,595	3,379	10,974
Total expenses	7,595	13,379	20,974

(Loss) before provision for income taxes	(7,595)	(13,379)	(20,974)

Provision for income taxes	-	-	-

Net (loss)	$(7,595)	$(13,379)	$(20,974)

Weighted average number of
common shares outstanding - basic and fully diluted	10,121,134	10,000,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Fashion Net, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

August 7, 2007
Founders shares
Issued for services
$0.001 per share	10,000,000	$10,000	$-	$-	$10,000

August 13, 2007
Donated capital	-	-	200	-	200

September 13, 2007
Donated capital	-	-	2,500	-	2,500

October 19, 2007
Donated capital	-	-	120	-	120

November 9, 2007
Donated capital	-	-	299	-	299

Net (loss)
For the period August 7, 20077
(inception) to December 31, 2007	-	-	-	(13,379)	(13,379)

Balance, December 31, 2007	10,000,000	10,000	3,119	(13,379)	(260)

February 22, 2008
Donated capital	-	-	600	-	600

March 7, 2008
Donated capital	-	-	160	-	160

April 16, 2008	-	-	1,000	-	1,000

April 17, 2008
Private placement
$0.05 per share	170,000	170	8,330	-	8,500

Net (loss)
For the year ended
December 31, 2008	-	-	-	(7,595)	(7,595)

Balance, December 31, 2008	10,170,000	$10,170	$13,209	$(20,974)	$2,405

The accompanying notes are an integral part of these financial statements.

F4

Fashion Net, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		August 7, 2007
	December 31,		(Inception) to
	2008	2007	December 31, 2008

Operating activities
Net (loss)	$(7,595)	$(13,379)	$(20,974)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	10,000	10,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(11)	460	449
Net cash (used) by operating activities	(7,606)	(2,919)	(10,525)

Financing activities
Donated capital	1,760	3,119	4,879
Issuances of common stock	8,500	-	8,500
Net cash provided by financing activities	10,260	3,119	13,379

Net increase in cash	2,654	200	2,854
Cash – beginning	200	-	-
Cash – ending	$2,854	$200	$2,854

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$10,000	$10,000
Number of shares issued for executive compensation	$-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 1 – History and organization of the company

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

Note 2 – Accounting policies and procedures

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the years ended December 31, 2008 and 2007, the denominators in the diluted EPS computation are the same as the denominators for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

F6

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 2 – Accounting policies and procedures (continued)

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2008 and 2007.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses
The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

F7

Fashion Netttt, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

F8

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

F9

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Stock based compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard will and expects to have a material impact on its financial statements assuming employee stock options or awards are granted in the future.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($20,974) for the period from January 17, 2007 (inception) to December 31, 2008, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

F10

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 4 – Income taxes

For the years ended December 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008 and 2007, the Company had approximately $20,974 and $13,379 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	7,131	4,549
Valuation allowance	(7,131)	(4,549)
Total deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007.

Note 5 – Stockholders’ equity

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

On February 22, 2008, an officer and director of the Company donated cash in the amount of $600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On March 7, 2008, an officer and director of the Company donated cash in the amount of $160.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On April 16, 2008, an officer and director of the Company donated cash in the amount of $1,000.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On April 17, 2008, the Company issued an aggregate of 170,000 shares of its $0.001 par value common stock for total cash of $8,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

As of December 31, 2008, there have been no other issuances of common stock.

F11

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 6 – Warrants and options

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through the year ended December 31, 2008, a shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Fashion Net, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position	Period of Service(1)

Evelyn Meadows (2)	22	President, CEO and Director	August 2008 – 2009

Notes:

1.
Our director will hold office until the next annual meeting of the stockholders, which shall be held in August of 2009, and until a successor(s) has been elected and qualified.  Our officer was appointed by our sole director and will hold office until she resigns or is removed from office.

2.
Ms. Meadows has obligations to entities other than Fashion Net.  We expect Ms. Meadows to spend approximately 10-20 hours per week on our business affairs, as necessary.  At the date of this prospectus, Fashion Net is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Evelyn Meadows, President:  Ms. Meadows has been in the service and fashion apparel business for over 12 years. She began her career in the industry as a Sales Representative for J. Crew, a specialty apparel maker and retailer in Los Angeles, California, developing new business and managing key accounts.  Her experience at J. Crew led her to one of the world’s largest upscale malls, the Forum Shops at Caesars Palace, where she began her tenure at the Planet Hollywood Restaurant and Shop.  After seven years at Planet Hollywood, she learned to connect with people on an everyday basis by pulling double duty as Bartender and Bar Manager. For the last three years, Ms Meadows has served as Bar Manager for Sammy’s Woodfire Pizza in Las Vegas, Nevada.  In her current role as sole Director and Executive Officer of Fashion Net, Inc., Ms. Meadows is responsible for managing the sales force, forecasting budgets, and personally handling all accounts.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 11088 Arcadia Sunrise Drive, Henderson, Nevada 89052.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Evelyn Meadows	2008	0	0	0	0	0	0	0	0
President	2007	0	0	10,000	0	0	0	0	10,000

Notes:

1.	In August 2007, we issued 10,000,000 shares of $0.001 par value common stock to Evelyn Meadows, an officer and director, in exchange for services performed valued at $10,000.

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Fashion Net, Inc.’s common stock by all persons known by Fashion Net to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Evelyn Meadows, President and Director	10,000,000	98.3%

	All Directors and Officers as a group (1 person)	10,000,000	98.3%

Notes:

1.	The address for Evelyn Meadows is c/o Fashion Net, Inc., 11088 Arcadia Sunrise Drive, Henderson, Nevada 89052.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2007, we issued 10,000,000 shares of $0.001 par value common stock to Evelyn Meadows, our sole officer and director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

From our inception through December 31, 2008, Ms. Meadows, our sole officer and director and a shareholder, donated cash to us in the amount of $4,879.  This amount has been donated to us and is not expected to be repaid.

Additionally, we use office space and services provided without charge by Ms. Meadows.

Director Independence

The Board of Directors has concluded that Director Evelyn Meadows is not independent in accordance with the director independence standards of the American Stock Exchange.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$6,000	$2,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,000	$2,500

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:	(1) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 previously filed with the SEC on October 3, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FASHION NET, INC.
(Registrant)

By: /s/ Evelyn Meadows, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Evelyn Meadows	President, CEO and Director	April 15, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Financial Officer	April 15, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Accounting Officer	April 15, 2009
Evelyn Meadows