Form 10-Q
period 2009-03-31
FASHION NET INC
filed 2009-05-15
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	10,170,000 shares
(Class)	(Outstanding as at May 14, 2009)

FASHION NET, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-K, originally filed with the Commission on April 15, 2009.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$2,354	$2,854

	$2,354	$2,854

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accruals	$449	$449
Total current liabilities	449	449

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 shares issued and outstanding	10,170	10,170
Additional paid-in capital	13,209	13,209
(Deficit) accumulated during development stage	(21,474)	(20,974)
	1,905	2,405

	$2,354	$2,854

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	For the three months ended		August 7, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	500	632	11,474
Total expenses	500	632	21,474

(Loss) before provision for income taxes	(500)	(632)	(21,474)

Provision for income taxes	-	-	-

Net (loss)	$(500)	$(632)	$(21,474)

Weighted average number of
common shares outstanding – basic and fully diluted	10,170,000	10,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		August 7, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities
Net (loss)	$(500)	$(632)	$(21,474)
Adjustments to reconcile net (loss) to
Net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	449
Net cash (used) by operating activities	(500)	(632)	(11,025)

Cash flows from financing activities
Donated capital	-	760	4,879
Issuances of common stock	-	-	8,500
Net cash provided by financing activities	-	760	13,379

Net increase (decrease) in cash	(500)	128	2,354
Cash – beginning	2,854	200	-
Cash – ending	$2,354	$328	$2,354

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($21,474) and had no sales for the period from August 7, 2007 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through March 31, 2009, a shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion and Analysis and Results of Operation

Fashion Net, Inc. was incorporated in Nevada on August 7, 2007.  We are an early stage company and have not yet realized any revenues since our formation.  Our singular goal is to establish ourselves as a marketing consulting company for fashion designers, manufacturers and retailers, utilizing the Internet as a virtual fashion show.  Our efforts have focused primarily on the development and implementation of our business plan.  To that end, we spent a total of $500 during the three month period ended March 31, 2009, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable three month period ended March 31, 2008, total expenses were $632, consisting of general and administrative expenses.  Since our inception, aggregate expenses were $21,474, consisting of $10,000 in executive compensation paid to Ms. Evelyn Meadows, our sole officer and director, in the form of 10,000,000 shares of common stock issued for services rendered and $11,474 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any guaranteed revenues streams.

Due to our lack of revenues, in the three month period ended March 31, 2009, our net loss totaled $500, compared to a net loss of $632 in the three month period ended March 31, 2008.  Since our inception, we have accumulated net losses in the amount of $21,474.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

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

3.	Through March 31, 2009, Ms. Meadows has contributed cash in the amount of $4,879 to us for operating capital. The funds were donated and are not expected to be repaid.

We believe that our cash on hand as of March 31, 2009 in the amount of $2,354 is not sufficient to maintain our current level of operations for at least the next 12 months.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, we will be required to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  In order to commence our planned principal operations and begin to generate revenues, we must establish our Internet presence and develop and initiate a marketing and advertising campaign.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

FASHION NET, INC.
(Registrant)

Signature	Title	Date

/s/ Evelyn Meadows	President, CEO and Director	May 14, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Financial Officer	May 14, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Accounting Officer	May 14, 2009
Evelyn Meadows