Form 10-Q
period 2009-06-30
FASHION NET INC
filed 2009-08-10
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

_____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	10,170,000 shares
(Class)	(Outstanding as at August 11, 2009)

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

Fashion Net, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$619	$2,854

Total assets	$619	$2,854

Liabilities and Stockholders’ Equity (deficit)

Current liabilities:
Accounts payable	$8,449	$449
Total current liabilities	8,449	449

Total liabilities	$8,449	$449

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 200,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 shares issued and outstanding	10,170	10,170
Additional paid-in capital	13,209	13,209
(Deficit) accumulated during development stage	(31,209)	(20,974)
Total stockholders’ equity (deficit)	(7,830)	2,405

Total liabilities and stockholders’ equity (deficit)	$619	$2,854

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended		August 7, 2007
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	9,735	7	10,235	639	21,209
Total expenses	9,735	7	10,235	639	31,209

(Loss) before provision for income taxes	(9,735)	(7)	(10,235)	(639)	(31,209)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(9,735)	$(7)	$(10,235)	$(639)	$(31,209)

Weighted average number of
common shares outstanding – basic	10,170,000	10,143,462	10,170,000	10,071,731

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the six months ended		August 7, 2007
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net (loss)	$(10,235)	$(639)	$(31,209)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	8,000	-	8,449
Net cash (used) by operating activities	(2,235)	(639)	(12,760)

Financing activities
Donated capital	-	-	4,879
Issuances of common stock	-	10,260	8,500
Net cash provided by financing activities	-	10,260	13,379

Net increase (decrease) in cash	(2,235)	9,621	619
Cash – beginning	2,854	200	-
Cash – ending	$619	$9,821	$619

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  The Company is authorized to issue up to 75,000,000 shares of its common stock and 200,000,000 shares of preferred stock, each with a par value of $0.001 per share.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 4 – Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it is effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Stockholders’ equity (deficit)

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On August 7, 2007, the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for services rendered valued at $10,000.

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

As of June 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through June 30, 2009, a shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis and Results of Operation

Fashion Net, Inc. was incorporated in Nevada on August 7, 2007.  We are a development company and have not yet realized any revenues since our formation.  Our singular goal is to establish ourselves as a marketing consulting company for fashion designers, manufacturers and retailers, utilizing the Internet as a virtual fashion show.  Our efforts have focused primarily on the development and implementation of our business plan.  To that end, we spent a total of $9,735 during the three month period ended June 30, 2009, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable three months ended June 30, 2008, total expenses were $7, consisting of general and administrative expenses.  During the six month periods ended June 30, 2009 and 2008, our total expenses were $10,235 and $639, respectively, all of which were attributable to general and administrative costs.  Since our inception, aggregate expenses were $31,209, consisting of $10,000 in executive compensation paid to Ms. Evelyn Meadows, our sole officer and director, in the form of 10,000,000 shares of common stock issued for services rendered and $21,209 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any guaranteed revenue streams.

Due to our lack of revenues, in the three months ended June 30, 2009, our net loss totaled $9,735, compared to a net loss of $7 in the three months ended June 30, 2008.  During the six month periods ended June 30, 2009 and 2008, out net losses were $10,235 and $639, respectively.  Since our inception, we have accumulated net losses in the amount of $31,209.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

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

3.	Through June 30, 2009, Ms. Meadows has contributed cash in the amount of $4,879 to us for operating capital. The funds were donated and are not expected to be repaid.

We believe that our cash on hand as of June 30, 2009 in the amount of $619 is not sufficient to maintain our current level of operations for at least the next 12 months.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  Our management believes we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Our management does not anticipate the need to hire additional full- or part-time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

8-K Filed Date	Item Number

August 5, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASHION NET, INC.
(Registrant)

Signature	Title	Date

/s/ Evelyn Meadows	President, CEO and Director	August 11, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Financial Officer	August 11, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Accounting Officer	August 11, 2009
Evelyn Meadows