Form 10-Q
period 2009-09-30
FASHION NET INC
filed 2009-11-16
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	10,170,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

Fashion Net, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$619	$2,854

Total assets	$619	$2,854

Liabilities and Stockholders’ Equity (deficit)

Current liabilities:
Accounts payable	$8,449	$449
Note payable	1,000	-
Total current liabilities	9,449	449

Total liabilities	9,449	449

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 shares issued and outstanding	10,170	10,170
Additional paid-in capital	13,209	13,209
(Deficit) accumulated during development stage	(32,209)	(20,974)
Total stockholders’ equity (deficit)	(8,830)	2,405

Total liabilities and stockholders’ equity (deficit)	$619	$2,854

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(August 7, 2007) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	10,000
General and administrative expenses	1,000	5,000	11,235	5,639	22,209
Total expenses	1,000	5,000	11,235	5,639	32,209

Loss before provision for income taxes	(1,000)	(5,000)	(11,235)	(5,639)	(32,209)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,000)	$(5,000)	$(11,235)	$(5,639)	$(32,209)

Weighted average number of
common shares outstanding – basic	10,170,000	10,170,000	10,170,000	10,104,726

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Fashion Net, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the nine months ended		Inception
	September 30,		(August 7, 2007) to
	2009	2008	September 30, 2009
Operating activities
Net (loss)	$(11,235)	$(5,639)	$(32,209)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	8,000	-	8,449
Net cash (used) by operating activities	(3,235)	(5,639)	(13,760)

Financing activities
Donated capital	-	-	4,879
Proceeds from note payable	1,000	-	1,000
Issuances of common stock	-	10,260	8,500
Net cash provided by financing activities	1,000	10,260	14,379

Net increase (decrease) in cash	(2,235)	4,621	619
Cash – beginning	2,854	200	-
Cash – ending	$619	$4,821	$619

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	10,000,000

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

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued; none were noted.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 did not have a material impact on our financial statements.

Fashion Net, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 5 – Note Payable

On August 21, 2009, the Company issued a note payable in the aggregate amount of $1,000 from one non-affiliated entity.  The note bears no interest, and is due on demand.

Note 6 – Stockholders’ equity

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

For the nine months ended September 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Fashion Net, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 8 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through September 30, 2009, a shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Management’s Discussion and Analysis and Results of Operation

Fashion Net, Inc. was incorporated in Nevada on August 7, 2007.  We are a development stage company and have not yet realized any revenues since our formation.  Our singular goal has been to establish ourselves as a marketing consulting company for fashion designers, manufacturers and retailers, utilizing the Internet as a virtual fashion show.  Our efforts have focused primarily on the development and implementation of our business plan and are cultivating relationships with specialty tailors and textile companies.  To date, however, we have not attracted any clients and, therefore, no revenues.

In the three months ended September 30, 2009, we incurred a net loss in the amount of $1,000, classified as general and administrative expenses.  During the comparable period ended September 30, 2008, our net loss totaled $5,000 in general and administrative expenses.  For the nine months ended September 30, 2009 and 2008, our net losses were $11,235 and $5,639, respectively.  Losses in the year-to-date period ended September 30, 2009 were higher than in the prior year due primarily to consulting fees in the amount of $5,000.  Since our inception, aggregate expenses were $32,209, consisting of $10,000 in executive compensation paid to Ms. Evelyn Meadows, our sole officer and director, in the form of 10,000,000 shares of common stock issued for services rendered and $22,209 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

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

3.	In August 2009, a non-affiliated, third-party entity loaned us $1,000 in cash for operating capital. The note carries no interest and is due on demand.

4.	Through September 30, 2009, Ms. Meadows has contributed cash in the amount of $4,879 to us for operating capital. The funds were donated and are not expected to be repaid.

Through the nine months ended September 30, 2009, we experienced a net decrease in cash of $2,235.  Our cash on hand as of September 30, 2009, was $619, which we believe is not sufficient to support our operations for the next 12 months.  As such, we may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses are in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

Management’s Remediation Initiatives and Changes in internal controls over financial reporting

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We have been seeking to appoint additional outside directors on our board of directors, whom we also intend to appoint to an audit committee.  However, most candidates have requested that we obtain an insurance policy to protect them.  Unfortunately, at this time, due to our limited financial resources, we are unable to do so.  Our search efforts continue, nonetheless.

2.
We desire to hire additional personnel, among whom to divide financial and operational responsibilities.  As mentioned prior, our capital resources do not provide us the funds with which to hire anyone.  Therefore, we are, unfortunately, unable to remedy this deficiency at this time.  As funds become available to us, we will re-evaluate job candidates.

3.
We attempted to develop an internal control procedures manual.  However, after evaluating period end financial disclosure and reporting processes, we note that there remain deficiencies.  We are attempting to identify and fix such deficiencies.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

We have no recent sales of unregistered securities.

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

8-K Filed Date	Item Number

August 5, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

November 5, 2009	Item 4.01 Change in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASHION NET, INC.
(Registrant)

Signature	Title	Date

/s/ Evelyn Meadows	President, CEO and Director	November 16, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Financial Officer	November 16, 2009
Evelyn Meadows

/s/ Evelyn Meadows	Chief Accounting Officer	November 16, 2009
Evelyn Meadows