Form 10-K
period 2009-12-31
FASHION NET INC
filed 2010-03-11
CIK 1428397

1/15/UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-153826

FASHION NET, INC.
(Name of small business issuer in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

222 Columbus Ave., Suite 410 San Francisco, CA	94133
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (510) 552-2811

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity were sold: $8,500 as of December 31, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2009 was 10,170,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FASHION NET, INC.
FORM 10-K
For the year ended December 31, 2009

TABLE OF CONTENTS

PART I
DESCRIPTION OF BUSINESS
RISK FACTORS
UNRESOLVED STAFF COMMENTS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK
MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
CONTROLS AND PROCEDURES
OTHER INFORMATION
PART III
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
PRINCIPAL ACCOUNTING FEES AND SERVICES
EXHIBITS
SIGNATURES

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

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Fashion Net, Inc. was incorporated in the State of Nevada on August 7, 2007.

On January 15, 2010, Kasian Franks acquired 10,000,000 shares, or approximately 98.3% of the issued and outstanding shares of our common stock, from Evelyn Meadows, in a private transaction not involving the Company.  On that same date, Ms. Meadows resigned as our President, Secretary and Treasurer.  Our board of directors appointed Mr. Franks to all offices vacated by Ms. Meadows.  Mr. Franks was also appointed as a director on such same date.

Our administrative office is located at 222 Columbus Ave., Suite 410, San Francisco, California 94133.

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

We believe there exists a great demand for appealing and highly individualized styles of clothing and related items.  This demand presents tremendous opportunities for us, as we plan to attempt to establish a niche market by offering clients and consumers highly individualized merchandising opportunities.  Our approach is to display a potential client’s wares in a virtual showroom, along with informative articles regarding fashion trends or designer’s notes.  Currently, most fashion houses and retailers, such as Neiman Marcus and Giorgio Armani, display static pictures of individual pieces of clothing worn by models.  Our concept entails a single model sporting various pieces of apparel and accessories from head to toe.  A consumer visiting the virtual showroom is expected to be able to roll his or her mouse over any item to view additional pictures of that item or clips of information.  Our goal is to provide an interactive experience, while providing information that a consumer would not normally receive in a retail store setting.

At this time, we do not anticipate functioning as a clothing retailer.  We are entirely a marketing company.  Our management believes that the services we intend to provide fill the gaps in the fashion industry’s marketing process and trends.  However, we are still in the development stage and have no clients.  Additionally, we have not identified manufacturers or designers we plan to approach.

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

Number of total employees and number of full time employees

Fashion Net is currently in the development stage.  We expect to rely on the services of Kasian Franks, our sole officer and a director, to set up our business operations.  Mr. Franks currently works for us on a part-time basis and expects to devote approximately 10-20 hours per week to our business, or as needed.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by this one individual.

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

Our operations depend entirely on the efforts of Kasian Franks, our sole officer and a director.  Mr. Franks has no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

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

We have yet to commence our planned operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholder, officer and director of Fashion Net control the majority of our issued and outstanding common stock.

Mr. Franks, our sole officer and director, beneficially owns approximately 98% of our outstanding common stock.  As a result, this individual could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.

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

Our operations depend substantially on the skills and experience of Kasian Franks, our sole director and a officer.  We have no other full- or part-time employees besides this individual.  Mr. Franks is currently involved in other business activities and may, in the future engage in further business opportunities.  Mr. Franks may face a conflict in selecting between Fashion Net and other business interests.  We have not formulated a policy for the resolution of such conflicts.  Furthermore, we do not maintain key man life insurance on Mr. Franks.  Without employment contracts, we may lose our sole officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

There is no public market for our common stock.  The majority of our issued and outstanding common stock, 98%, is currently held by Mr. Franks, our sole officer, a director and an employee.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

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

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

Fashion Net, Inc. uses office space at 222 Columbus Ave., Suite 410, San Francisco, California 94133.  Mr. Kasian Franks, our sole officer, a director and a shareholder, is providing the office space, at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

Holders

As of the date of this prospectus, Fashion Net, Inc. has 10,170,000 shares of $0.001 par value common stock issued and outstanding held by twenty-eight shareholders of record.  Our Transfer Agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014, Phone: (702) 818-5898.

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

Recent Sales of Unregistered Securities

In August 2007, we issued 10,000,000 shares of our common stock to Evelyn Meadows, our founding shareholder and former officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Ms. Meadows received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by us; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Ms. Meadows had fair access to and was in possession of all available material information about our company, as she is a former officer and director of Fashion Net, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

On January 15, 2010, Kasian Franks acquired 10,000,000 shares, or approximately 98.3% of the issued and outstanding shares of our common stock, from Evelyn Meadows, in a private transaction not involving the Company.  On that same date, Ms. Meadows resigned as our President, Secretary and Treasurer.  Our board of directors appointed Mr. Franks to all offices vacated by Ms. Meadows.  Mr. Franks was also appointed as a director on such same date.

Our efforts since our formation have focused primarily on the development and implementation of our business plan.  To that end, our net loss was $12,265 for the year ended December 31, 2009, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  During the year ended December 31, 2008, our net loss was $7,595, all of which is attributable to general and administrative costs.  Losses in the year ended December 31, 2009 were higher than in the prior year due primarily to consulting fees in the amount of $5,000.  Since our inception, we have accumulated a deficit of $33,239, consisting of $10,000 in executive compensation paid to Ms. Evelyn Meadows, a former officer and director, in the form of 10,000,000 shares of common stock issued for services rendered and $23,239 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

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

3.	In August 2009, a non-affiliated, third-party entity loaned us $1,000 in cash for operating capital. The note carries no interest and is due on demand.

4.	Through December 31, 2009, Ms. Meadows has contributed cash in the amount of $4,879 to us for operating capital. The funds were donated and are not expected to be repaid.

We believe that our cash on hand as of December 31, 2009 in the amount of $129 is not sufficient to maintain our current level of operations for at least the next 12 months.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  There are no plans to raise capital through sales of our common equity.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Fashion Net, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Fashion Net, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Net, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 26, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

Fashion Net, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$129	$2,854

Total assets	$129	$2,854

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$989	$449
Total current liabilities	989	449

Total liabilities	$989	$449

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares
authorized, 10,170,000 issued and outstanding	10,170	10,170
Additional paid-in capital	22,209	13,209
(Deficit) accumulated during development stage	(33,239)	(20,974)
Total stockholders’ equity (deficit)	(860)	(20,974)

Total liabilities and stockholders’ equity (deficit)	$129	$2,854

The accompanying notes are an integral part of these financial statements.

F2

Fashion Net, Inc.
(a Development Stage Company)
Statements of Operations

	For the years ended		Inception
	December 31,		(August 7, 2007) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	12,265	7,595	23,239
Total expenses	12,265	7,595	33,239

Loss before provision for income taxes	(12,265)	(7,595)	(33,239)

Provision for income taxes	-	-	-

Net loss	$(12,265)	$(7,595)	$(33,239)

Weighted average number of
common shares outstanding - basic	10,170,000	10,121,134

Net loss per share-basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Fashion Net, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity / (Deficit)

August 7, 2007
Founders shares
Issued for services
$0.001 per share	10,000,000	$10,000	$-	$-	$10,000

August 13, 2007
Donated capital	-	-	200	-	200

September 13, 2007
Donated capital	-	-	2,500	-	2,500

October 19, 2007
Donated capital	-	-	120	-	120

November 9, 2007
Donated capital	-	-	299	-	299

Net loss	-	-	-	(13,379)	(13,379)

Balance, December 31, 2007	10,000,000	10,000	3,119	(13,379)	(260)

February 22, 2008
Donated capital	-	-	600	-	600

March 7, 2008
Donated capital	-	-	160	-	160

April 16, 2008	-	-	1,000	-	1,000

April 17, 2008
Private placement
$0.05 per share	170,000	170	8,330	-	8,500

Net loss	-	-	-	(7,595)	(7,595)

Balance, December 31, 2008	10,170,000	$10,170	$13,209	$(20,974)	$2,405

December 31, 2009
Assumption of liabilities
by officer/director	-	-	9,000	-	9,000

Net loss	-	-	-	(12,265)	(12,265)

Balance, December 31, 2009	10,170,000	$10,170	$22,209	$(33,239)	$(860)

The accompanying notes are an integral part of these financial statements.

F4

Fashion Net, Inc.
(a Development Stage Company)
Statements of Cash Flows

	For the years ended		Inception
	December 31,		(August 7, 2007) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(12,265)	$(7,595)	$(33,239)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for executive compensation	-	-	10,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	540	(11)	989
Net cash (used) by operating activities	(11,725)	(7,606)	(22,250)

Financing activities
Donated capital	9,000	1,760	13,879
Increase in notes payable	-	-	-
Issuances of common stock	-	8,500	8,500
Net cash provided by financing activities	9,000	10,260	22,379

Net increase (decrease) in cash	(2,725)	2,654	129
Cash – beginning	2,854	200	-
Cash – ending	$129	$2,854	$129

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	$-	$-	10,000,000
Forgiveness of liabilities	$9,000	$-	$9,000

The accompanying notes are an integral part of these financial statements.

F5

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 1 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  The Company is authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to serve as a fashion marketing / consulting company for specialty apparel goods for trendy consumers by introducing rapidly changing market trends and reforming the business process and the supply process by reconstructing the method of merchandising through an online boutique.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

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

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

F6

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 – Accounting policies and procedures (continued)

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2009 and 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

General and administrative expenses
The significant components of general and administrative expenses consist of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting
The Company follows FASB ASC 220-10, “Comprehensive Income”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
TheCompany has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, “Generally Accepted Accounting Principles.”  FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.
F7

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events,” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $33,239. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $33,239 and $20,974 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

F8

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 4 – Income taxes (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	11,634	7,341
Valuation allowance	(11,634)	(7,341)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $11,634 and $7,341, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

  2009 & 2008

Federal statutory tax rate                                            (35.0)             %
Permanent difference and other                                 35.0%

Note 5 – Stockholders’ equity / (deficit)

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

F9

Fashion Net, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 5 – Stockholders’ equity / (deficit) (continued)

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

On December 31, 2009, an officer and director agreed to assume $9,000 of accounts payable and notes payable of the Company.  The entire amount is not expected to be repaid to the officer and director and is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

On December 31, 2009, an officer and director agreed to assume $9,000 of accounts payable and notes payable of the Company.  The entire amount is not expected to be repaid to the officer and director and is considered to be additional paid-in capital.

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

Note 8 –Subsequent Events

The Company has evaluated subsequent events through February 26, 2010, the date the financial statements were available to be issued.

On January 15, 2010, Kasian Franks acquired 10,000,000 shares, or approximately 98.3% of the issued and outstanding shares of common stock of the Company, from Evelyn Meadows, in a private transaction.

On January 15, 2010, Ms. Meadows resigned as President, Chief Executive Officer, Secretary and Treasurer of the Company.  The board of directors appointed Mr. Franks to all offices vacated by Ms. Meadows.  Mr. Franks was also appointed as a director of the Company on such same date.

F10

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

Our Board of Directors were advised by De Joya Griffith & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 De Joya Griffith & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service(1)

Kasian Franks(2)	President, CEO and Director	January 2010 – August 2011

Notes:

1.
Our director will hold office until the next annual meeting of the stockholders, which shall be held in August of 2011, and until a successor(s) has been elected and qualified.  Our officer was appointed by our sole director and will hold office until he resigns or is removed from office.

2.
Mr. Franks has obligations to entities other than Fashion Net.  We expect Mr. Franks to spend approximately 10-20 hours per week on our business affairs, as necessary.  At the date of this annual report, Fashion Net is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Kasian Franks: Mr. Franks worked as software engineer and product developer specializing in pattern matching algorithms and tools for companies and organizations such as Sun Microsystems, Oracle, Motorola, Tivo, mPower, and X-Mine. Franks worked at the U.S. Department of Energy’s Lawrence Berkeley National Laboratory (LBNL), Life Sciences Division, as a Genomic Research Scientist from 2002-2005, where, along with Raf Podowski, and Connie Myers, he developed the technology behind SeeqPod. Franks began to study biomimetics along with pattern matching in data and nature. This lead to 5 patents in the area of search and discovery. Later he went on to start SeeqPod Inc. a music search, discovery and pattern matching company in which the U.S. Department of Energy, along with Lawrence Berkeley National Laboratory, holds a 5% stake. Under Steven Chu and Lawerence Berkeley National Lab, Franks and SeeqPod won the 2008 R&D 100 award for biomimetic search engines. A number of record companies have attempted to sue SeeqPod, including Warner Music Group, Elektra Records, Rhino Records, and most recently EMI and Capitol Records.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Evelyn Meadows	2009	0	0	0	0	0	0	0	0
Former President	2008	0	0	0	0	0	0	0	0

Kasian Franks	2009	0	0	0	0	0	0	0	0
Current President

Directors' Compensation

The directors of the Registrant have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings.

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

Certain Relationships and Related Transactions

There have not been any transactions, or proposed transactions, during the last two years, to which the Registrant was or is to be a party, in which any director or executive officer of the Registrant, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Indemnification of Directors and Officers

The Registrant will indemnify its directors and officers to the fullest extent permitted by the General Corporation Law of the State of Nevada.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(3)

Common	Kasian Franks, President and Director(2)	10,000,000	98.3%

	All Directors and Officers as a group (1 person)	10,000,000	98.3%

Notes:

1.	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

2.	Mr. Franks is the Chief Executive Officer, Secretary and Director of the Company.

3.	Based on 10,170,000 shares of common stock outstanding.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2007, we issued 10,000,000 shares of $0.001 par value common stock to Evelyn Meadows, our founder and former officer and director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

From our inception through December 31, 2009, Ms. Meadows donated cash to us in the amount of $4,879.  This amount has been donated to us and is not expected to be repaid.

On December 31, 2009, Ms. Meadows agreed to assume an aggregate of $9,000 of our accounts payable and notes payable.  The entire amount is not expected to be repaid to Ms. Meadows.

On January 15, 2010, Kasian Franks acquired from Ms. Evelyn Meadows an aggregate of 10,000,000 shares of common stock in a private transaction not involving the Company.  By virtue of this transaction, Mr. Franks obtained a controlling 98.3% ownership interest in Fashion Net, Inc.

Additionally, we use office space and services provided without charge by Mr. Franks.

Director Independence

The Board of Directors has concluded that Director Kasian Franks is not independent in accordance with the director independence standards of the American Stock Exchange.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$6,500	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$6,500	$6,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:	(1) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form S-1 previously filed with the SEC on October 3, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FASHION NET, INC.
(Registrant)

By: /s/ Kasian Franks, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Kasian Franks	President, CEO and Director	March 11, 2010
Kasian Franks

/s/ Kasian Franks	Chief Financial Officer	March 11, 2010
Kasian Franks

/s/ Kasian Franks	Chief Accounting Officer	March 11, 2010
Kasian Franks