Form 10-Q
period 2010-03-31
FASHION NET INC
filed 2010-05-17
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-153826

MIMVI, INC.
(Exact name of registrant as specified in its charter)
FASHION NET, INC. (Former Name If Applicable)
Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Columbus Ave, Suite 410, San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)

510-552-2811
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes []   No [ X  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	35,100,000* shares
(Class)	(Outstanding as of May 17, 2010)
* This number reflects the post 30 for 1 forward split which was effectuated on April 12, 2010

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
Table of Contents

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements Unaudited Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Financial Statements	6-9
Item 2. Management's Discussion and Analysis and Results of Operation	10-11
Item 3. Quantitative and Qualitative Disclosures About Market Risk Item 4T. Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12-14
Item 2. Unregistered Sales of Equity Securities	14
Item 3. Defaults Upon Senior Securities	14
Item 5. Other Information	14

SIGNATURES	14

PART I – FINANCIAL INFORMATION

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$100	$129

Total assets	$100	$129

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$8,900	$989

Total current liabilities	8,900	989

Total liabilities	8,900	989

Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 outstanding at March 31, 2010 and December 31, 2009
Common stock, $0.001 par value, 300,000,000 shares
authorized, 35,100,000 and 305,100,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,170	10,170
Additional paid-in capital	31,209	22,209
Stock payable	553	-
Deficit accumulated during development stage	(41,732)	(33,239)
Total stockholders’ deficit	(8,800)	(860)

Total liabilities and stockholders’ deficit	$100	$129

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
(A Development Stage Company)
Statements of Operations
Unaudited

			Inception
	Three Months Ended March 31,		(August 7, 2007) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses:
Executive compensation	-	-	10,000
General and administrative expenses	8,493	500	31,732
Total expenses	8,493	500	41,732

Net loss	$(8,493)	$(500)	$(41,732)

Weighted average number of
common shares outstanding – basic	305,100,000	305,100,000

Net loss per share – basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Statements of Cash Flows
Unaudited

			Inception
	For the three months ended March 31,		(August 7, 2007) to March 31,
	2010	2009	2010
Operating activities
Net loss	$(8,493)	$(500)	$(41,732)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	553	-	553
Changes in operating assets and liabilities:
Increase in accounts payable	7,911	-	8,900
Net cash used by operating activities	(29)	(500)	(22,279)

Financing activities
Donated capital	-	-	13,879
Issuances of common stock	-	-	8,500
Net cash provided by financing activities	-	-	22,379

Net increase (decrease) in cash	(29)	(500)	100
Cash – beginning	129	2,854	-
Cash – ending	$100	$2,354	$100

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Retirement of 270,000,000 shares of common stock	$9,000	-	9,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  On April 12, 2010 the Company changed its name to Mimi, Inc. (“Mimvi”, the “Company,” “we” “us” or “our”) The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share. On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On February 1, 2010, Kasian Franks acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the former Chief Executive Officer of the Company. Subsequent to the closing of the Stock Purchase Agreement, on March 4, 2010, Mr. Franks voluntarily cancelled 270,000,000 of his shares.  He remains the majority shareholder of the Company.

As part of the change in control of the Company, the Board of Directors has determined that it is in the best interest of the Company to change the direction of its operating business.  As part of the change of direction, the Company amended the Articles of Incorporation of the Company to change its name to “Mimvi, Inc.” This name change has been approved by the shareholders and the Board of Directors of the Company.

Mimvi, Inc. is a technology company that develops advanced algorithms and technology for personalized search, recommendation and discovery services to the consumer and enterprise. Our personalization technology automates the organization of content. In detail, not only does it automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps and online video. Our personalization technology platform applies to all content. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, entertainment and educational videos of all kinds, including music videos. We focus our technology on a search, recommendation and discovery consumer destination Internet site for all of the world’s up and coming mobile apps.

The Company continues to have limited operations and in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, the Company is considered a development stage company.

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

Note 4 – Significant Accounting Policies

Basis of Presentation
The financial statements present the balance sheets and statements of operations, and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards Board (“FASB”) ASC Topic 260 “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.

Note 5 – Note Payable

On August 21, 2009, the Company issued a note payable in the aggregate amount of $1,000 from one non-affiliated entity.  The note bears no interest, and is due on demand. As of March 31, 2010, the Company has no outstanding amounts due for notes payable.

Note 6 – Stockholders’ Deficit

As of March 31, 2010, the Company was authorized to issue 75,000,000 shares of its $0.001 par value common stock.  On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 with a par value of $0.001and its authorized preferred stock to 50,000,000 with a par value of $0.001.

On August 7, 2007, the Company issued 300,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for services rendered valued at $10,000.

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

On April 17, 2008, the Company issued an aggregate of 5,100,000 shares of its $0.001 par value common stock for total cash of $8,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On December 31, 2009, a former officer and director agreed to assume $9,000 of accounts payable and notes payable of the Company. The entire amount is not expected to be repaid to the officer and director and is considered to be additional paid -in capital.

For the three months ended March 31, 2010, there have been no issuances of common stock.

On March 4, 2010, the majority stockholder of the Company voluntarily cancelled 270,000,000 shares of his common stock.  He remains the majority shareholder, CEO and Director of the Company.

Note 7 – Warrants and options

As of March 31, 2010, there were 5,000,000 warrants outstanding  that were issued for services rendered for investor relations and investor recognition.

Note 8 – Related party transactions

The Company issued 300,000,000 shares of its par value common stock as founders’ shares to a former officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through March 31, 2010, a former shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

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

Note 9 – Commitments and Contingencies

On January 16, 2010, the Company entered into an agreement with Ventana Capital Partners, Inc (“Ventana”). Under the agreement, Ventana is to provide investor relation services.  In exchange for these services, Ventana will receive 50,000 restricted shares of common stock  and 2,500,000 five year warrants with an exercise price of $0.50.

On January 16, 2010, the Company entered into an agreement with Capital Group Communications, Inc (“CGC”). Under the agreement, CGC is to assist the Company to better develop investor recognition and awareness in the public capital markets.  In exchange for these services, CGC will receive 50,000 restricted shares of common stock  and 2,500,000 five year warrants with an exercise price of $0.50.

On February 24, 2010, the Company entered in to an agreement with Vincent & Rees law firm to provide securities and business advisory matters and completing all other legal work associated with these items for 600,000 restricted shares to be issued upon the completion of the stock split and name change of the Company.

Note 10 – Subsequent Events

On April 12, 2010, the Company completed at 30 to 1 forward stock split.  Concurrent with the forward split, the Company has increased the number of authorized shares to 300,000,000 common shares authorized and 50,000,000 preferred shares authorized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis and Results of Operation

We were incorporated in Nevada on August 7, 2007.  We are a development stage company and have not yet realized any revenues since our formation.  Mimvi is a technology company that develops advanced algorithms and technology for personalized search, recommendation and discovery services to the consumer and enterprise.  Mobile applications are the new “websites” and mobile devices are the new “browsers”. Our technology excels at helping people search for and find personalized mobile apps such as iPhone apps, Google Android apps, Windows Mobile apps, Symbian apps and many others.

A multi-billion dollar revenue difference exists that favors leading search engines over leading social networks. Our business combines the value of search engines and social networks to provide the world’s largest personalized search and recommendation engine for mobile applications and videos.

We have developed cognitive computing technology which is the basis for its personalized search and recommendation platform. This technology mimics the way humans’ process information. Using this technology to analyze information, searches on search engines and similar tastes found on social networks around the world, our business provides powerful personalized search, discovery, recommendation algorithms and additional technology platforms. This technology is currently applied to automatically organize the world’s mobile apps and videos for consumers and enterprises such as Google, Apple, Baidu, NetFlix and Amazon.

While standard search algorithms require a lot of active work on the users part, our cognitive computing algorithms are designed to automate the search, discovery and recommendation process with personalization technology. This works especially well when users want to passively, similar to watching TV, interact with content on the Internet or within the enterprise.

Our technology platforms enable addictive and exhilarating consumer web experiences. These consumer web experiences are defined by simplicity and power. The world’s general social networks and search engines have commoditized information making it ripe for the application of our technology. The value in this information comes from it being intelligently organized.

Our strategists understand that consumers need services that simplify their daily routines as opposed to making them more complex. This strategy wrapped around a platinum class of advanced search algorithms and technology provides relevant search results without having to actively search for apps, entertainment and product recommendations. Powerful automated discoveries add to a higher quality of life that can inspire and be shared with family and friends. By achieving this, the Company’s product becomes a part of the consumer’s daily lives.

In the three months ended March 31, 2010, we incurred a net loss in the amount of $8,493, classified as general and administrative expenses.  During the comparable period ended March 31, 2009, our net loss totaled $500 in general and administrative expenses.  Our net loss in the current period ended March 31, 2010 was higher than in the prior year due primarily to consulting fees.  Since our inception, aggregate expenses were $41,732, consisting of $10,000 in executive compensation paid to a former officer of the Company in the form of 300,000,000 shares of common stock issued for services rendered and $31,732 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

Through the three months ended March 31, 2010, we experienced a net decrease in cash of $29.  Our cash on hand as of March 31, 2010, was $100, which we believe is not sufficient to support our operations for the next twelve months.  As such, we may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses is in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  Our management believes we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We are currently contemplating requesting further operating capital from our sole officer and director or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

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

We were formed in August 2007.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, management that is inexperienced in managing a public company, a competitive market environment and lack of brand recognition.  Since our inception, we have not generated any revenues and may incur losses in the foreseeable future.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

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

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our fashion marketing consultation business.  Unless we begin to generate sufficient revenues from our proposed consulting services to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Fashion Net may fail to implement its business model profitably.

Our sole officer and director, in his singular and limited research and experience, believes we compete, in general, with software development companies in the search engine space. We believe there are a significant number of search engine firms providing services. All of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.   It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to fulfill customer requests more efficiently than we may be able to.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

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

Any change in the preferences of our potential customers or to shifts in the preferences of the end consumer that we fail to anticipate could reduce the demand for the services we intend to provide.  Decisions about our focus and the specific services we plan to offer are to be made in advance and we may be unable to anticipate and respond to changes in consumer preferences and demands.  Such a failure could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

MIMVI may lose its top management without employment agreements or due to conflicts of interest.

Our operations depend substantially on the skills and experience of Kasian Franks, our sole director and a officer.  We have no other full- or part-time employees besides this individual.  Mr. Franks is currently involved in other business activities and may, in the future engage in further business opportunities.  Mr. Franks may face a conflict in selecting between MIMVI and other business interests.  We have not formulated a policy for the resolution of such conflicts.  Furthermore, we do not maintain key man life insurance on Mr. Franks.  Without employment contracts, we may lose our sole officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

ITEM 6.	Exhibits
	31	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: May 17, 2010	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.