Form 10-Q
period 2010-06-30
MIMVI, INC.
filed 2010-08-13
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-153826

MIMVI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Spear Street, Suite 1410 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes []   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	30,900,000 shares
(Class)	(Outstanding as of August 13, 2010)

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
Table of Contents

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements Unaudited Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis and Results of Operation	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk Item 4T. Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities	14
Item 3. Defaults Upon Senior Securities	14
Item 5. Other Information	14

SIGNATURES

PART I – FINANCIAL INFORMATION

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$65,065	$129
Prepaid expenses	37,498	-

Total current assets	102,563	129

Deposit	22,061	-
Fixed assets, net	9,420	-

Total non-current assets	31,481	-

Total assets	$134,044	$129

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$99,246	$989

Total current liabilities	99,246	989

Total liabilities	99,246	989

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 outstanding at June 30, 2010 and December 31, 2009
Common stock, $0.001 par value, 300,000,000 shares authorized, 30,900,000 and 305,100,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	30,900	305,100
Stock payable	553
Additional paid-in capital	691,479	17,279
Deficit accumulated during development stage	(688,134)	(323,239)
Total stockholders’ equity (deficit)	34,798	(860)

Total liabilities and stockholders’ equity (deficit)	$134,044	$129

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

					Inception
	Three Months Ended June 30,		Six Months Ended		(August 7, 2007) to
			June 30,
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	10,000
Consulting	303,465	-	303,465	-	303,465
General and administrative expenses	52,937	9,735	61,430	10,235	84,669
Total expenses	356,402	9,735	364,895	10,235	398,134

Net loss	$(356,402)	$(9,735)	(364,895)	(10,235)	$(398,134)

Weighted average number of
common shares outstanding – basic	35,510,000	305,100,000	128,305,000	305,100,000

Net loss per share – basic	$(0.01)	$(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

			Inception
	For the six months ended June 30,		(August 7, 2007) to June 30,
	2010	2009	2010
Operating activities
Net loss	$(364,895)	$(10,235)	$(398,134)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	39	-	39
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	553	-	553
Changes in operating assets and liabilities:
Prepaid assets and deposits	(59,559)	-	(59,559)
Increase in accounts payable	98,257	8,000	99,246
Net cash used by operating activities	(325,605)	(2,235)	(347,855)

Investing activities
Purchase of property and equipment	(9,459)	-	(9,459)
Net cash used by investing activities	(9,459)	-	(9,459)

Financing activities
Donated capital	-	-	13,879
Issuances of common stock	400,000	-	408,500
Net cash provided by financing activities	400,000	-	422,379

Net increase (decrease) in cash	64,936	(2,235)	65,065
Cash – beginning	129	2,854	-
Cash – ending	$65,065	$619	$65,065

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Retirement of 275,000,000 shares of common stock	$14,000	-	14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

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

Note 2 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  On April 12, 2010 the Company changed its name to Mimvi, Inc. (“Mimvi”, the “Company,” “we” “us” or “our”) The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share. On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On February 1, 2010, Kasian Franks acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the former Chief Executive Officer of the Company. Subsequent to the closing of the Stock Purchase Agreement, on March 4, 2010 and June 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively.  He remains the majority shareholder of the Company.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards Board (“FASB”) ASC Topic 260 “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010.

Stock based compensation
We recognize stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Recent Accounting Pronouncements

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

Effective January 2010, an amendment to the Consolidation Topic of the Codification (“ASU 810”)  replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis.  The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”).  The party that meets both these criteria is deemed to have a controlling financial interest.  The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The amendment to ASU 810 had no impact on our financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

Note 5 – Stockholders’ Equity (Deficit)

As of March 31, 2010, the Company was authorized to issue 75,000,000 shares of its $0.001 par value common stock.  On April 12, 2010, the Company had a 30 for 1 forward stock split. All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis. Additionally, the Company increased its authorized common stock to 300,000,000 with a par value of $0.001and its authorized preferred stock to 50,000,000 with a par value of $0.001.

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

During the quarter ended June 30, 2010, the Company issued 800,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $400,000.

On June 30, 2010, the Company voluntarily acquired and cancelled 5,000,000 shares of its outstanding common stock.

 Note 6 – Warrants and options

As of June 30, 2010, there were 5,000,000 warrants outstanding that were issued for services rendered for investor relations and investor recognition.

Note 7 – Related party transactions

The Company issued 300,000,000 shares of its par value common stock as founders’ shares to a former officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through June 30, 2010, a former shareholder, officer and director of the Company donated cash to the Company in the amount of $4,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

Note 8 – Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year’s financial statements.

On April 12, 2010, the Company executed a 30 for 1 forward stock split. During the six months ended June 30, 2010, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $290,000.  This adjustment did not change total stockholders’ equity.  (See Note 5 for more information regarding the stock split).

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

In the six months ended June 30, 2010, we incurred a net loss in the amount of $364,895,with $303,465 classified as consulting expense and $61,431 classified as general and administrative expenses.  During the comparable period ended June 30, 2009, our net loss totaled $10,235 in general and administrative expenses.  Our net loss in the current period ended June 30, 2010 was higher than in the prior year due primarily to consulting fees and travel related expenses.  Since our inception, aggregate expenses were $398,134, consisting of $10,000 in executive compensation paid to a former officer of the Company in the form of 300,000,000 shares of common stock issued for services rendered, $303,465 in consulting expenses and $93,162 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

Through the six months ended June 30, 2010, we experienced a net increase in cash of $64,936.  Our cash on hand as of June 30, 2010, was $65,065, which we believe is not sufficient to support our operations for the next twelve months.  As such, we may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses is in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  Our management believes we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We are currently contemplating requesting further operating capital from our sole chief executive and financial officer and directors or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Item 1A. Risk Factors.

Our chief executive officer and director work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend entirely on the efforts of Kasian Franks, our Chief Executive Officer and Director.  Mr. Franks has no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

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

We have yet to commence our planned operations.  As of the date of this annual report, we have had only limited start-up operations and generated no revenues.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in its annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

Investors will have limited control over decision-making because principal stockholder, officer and director of MIMVI control the majority of our issued and outstanding common stock.

Mr. Franks, our Chief Executive Officer and Director, beneficially owns approximately 79% of our outstanding common stock.  As a result, this individual could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from business operations.  Unless we begin to generate sufficient revenues from our proposed consulting services to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, MIMVI may fail to implement its business model profitably.

Our chief executive and financial officer and directors, in their research and experience, believe we compete, in general, with software development companies in the search engine space. We believe there are a significant number of search engine firms providing services. All of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources and significantly greater name recognition.   It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to fulfill customer requests more efficiently than we may be able to.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

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

Our operations depend substantially on the skills and experience of Kasian Franks, our Chief Executive Officer.  Mr. Franks is currently involved in other business activities and may, in the future engage in further business opportunities.  Mr. Franks may face a conflict in selecting between MIMVI and other business interests.  We have not formulated a policy for the resolution of such conflicts.  Furthermore, we do not maintain key man life insurance on Mr. Franks.  Without employment contracts, we may lose our chief executive and financial officer and directors to other pursuits without a sufficient warning and, consequently, go out of business.

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

There is no public market for our common stock.  The majority of our issued and outstanding common stock, 79%, is currently held by Mr. Franks, our officer, a director and an employee.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3. Defaults Upon Senior Securities.

None.

 Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: August 13, 2010	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer

Date: August 13, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxle y Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.