Form 10-Q
period 2010-09-30
MIMVI, INC.
filed 2010-11-15
CIK 1428397

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes []   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	32,700,000 shares
(Class)	(Outstanding as of November 15, 2010)

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)

PART I – FINANCIAL INFORMATION

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets

Current assets:
Cash	$8,320	$129
Prepaid expenses	25,098	-

Total current assets	33,418	129

Deposit	10,096	-
Fixed assets, net	14,517	-

Total non-current assets	24,613	-

Total assets	$58,031	$129

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$376,840	$989
Accrued expenses	50,000	-
Total current liabilities	426,840	989

Total liabilities	426,840	989

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 outstanding at September 30, 2010 and December 31, 2009
Common stock, $0.001 par value, 300,000,000 shares authorized, 32,700,000 and 305,100,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	32,700	305,100

Additional paid-in capital	1,240,232	17,279
Deficit accumulated during development stage	(1,641,741)	(323,239)
Total stockholders’ deficit	(368,809)	(860)

Total liabilities and stockholders’ deficit	$58,031	$129

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
(A Development Stage Company)
Statements of Operations
Unaudited

					Inception
	Three Months Ended		Nine Months Ended		(August 7, 2007) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	10,000
Consulting	250,615	-	554,080	-	554,080
General and administrative expenses	702,992	1,000	764,422	11,235	787,661
Total expenses	702,992	1,000	(1,318,502)	11,235	1,351,741

Net loss	$(953,607)	$(1,000)	$(1,318,502)	$(11,235)	$(1,351,741)

Weighted average number of
common shares outstanding – basic	32,205,495	10,170,000	95,795,956	10,170,000

Net loss per share – basic	$(0.03)	$(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Statements of Cash Flows
Unaudited

			Inception
	For the nine months ended September 30,		(August 7, 2007) to September 30,
	2010	2009	2010
Operating activities
Net loss	$(1,318,502)	$(11,235)	$(1,351,741)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,274	-	1,274
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	550,553	-	550,553
Changes in operating assets and liabilities:
Decrease in prepaid assets and deposits	(35,194)	-	(35,194)
Increase in accounts payable and accrued liability	425,851	8,000	426,840
Net cash used by operating activities	(376,018)	(3,235)	(398,268)

Investing activities
Purchase of property and equipment	(15,791)	-	(15,791)
Net cash used by investing activities	(15,791)	-	(15,791)

Financing activities
Donated capital	-	-	13,879
Proceeds from note payable	-	1,000	-
Proceeds from issuances of common stock	400,000	-	408,500
Net cash provided by financing activities	400,000	1,000	422,379

Net increase (decrease) in cash	8,191	(2,235)	8,320
Cash – beginning	129	2,854	-
Cash – ending	$8,320	$619	$8,320

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Retirement of 275,000,000 shares of common stock	$14,000	-	14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards Board (“FASB”) ASC Topic 260 “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

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

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
  Notes to Financial Statements
Unaudited

Note 4 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
  Notes to Financial Statements
Unaudited

Note 5 – Stockholders’ Deficit

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

During the quarter ended September 30, 2010, the Company issued 800,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $400,000.

On June 30, 2010, the Company voluntarily acquired and cancelled 5,000,000 shares of its outstanding common stock.

During the quarter ended September 30, 2010, the Company issued 1,800,000 shares of its common stock on various dates throughout the quarter for services performed.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
  Notes to Financial Statements
Unaudited

Note 6 – Warrants and options

As of September 30, 2010, there were 5,000,000 warrants outstanding that were issued for services rendered for investor relations and investor recognition.

Note 7 – Related party transactions

The Company issued 300,000,000 shares of its par value common stock as founders’ shares to a former officer and director in exchange for services rendered in the amount of $10,000.

Since the inception of the Company through September 30, 2010, a former shareholder, officer and director of the Company donated cash to the Company in the amount of $13,879.  This amount has been donated to the Company, is not expected to be repaid and is considered additional paid-in capital.

Note 8 – Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year’s financial statements.

On April 12, 2010, the Company executed a 30 for 1 forward stock split. During the nine months ended September 30, 2010, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $290,000.  This adjustment did not change total stockholders’ equity.  (See Note 5 for more information regarding the stock split).

Note 9 – Commitments and Contingencies

On January 16, 2010, the Company entered into an agreement with Ventana Capital Partners, Inc (“Ventana”). Under the agreement, Ventana is to provide investor relation services.  In exchange for these services, Ventana received 50,000 restricted shares of common stock and 2,500,000 five year warrants with an exercise price of $0.50.

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

On May 28, 2010, the Company entered into an agreement with Winthorp Capital Group, LLC to provide strategic and business advisory matters for 100,000 restricted shares.

On July 1, 2010, the Company entered into an agreement with NBT Communications to provide investor relations and business advisory matters for 1,000,000 restricted shares.

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

In the nine months ended September 30, 2010, we incurred a net loss in the amount of $1,318,502 with $554,080 classified as consulting expense and $764,422 classified as general and administrative expenses.  During the comparable period ended September 30, 2009, our net loss totaled $11,235 in general and administrative expenses.  Our net loss in the current period ended September 30, 2010 was higher than in the prior year due primarily to consulting fees, stock based compensation and travel related expenses.  Since our inception, aggregate expenses were $1,351,741, consisting of $10,000 in executive compensation paid to a former officer of the Company in the form of 300,000,000 shares of common stock issued for services rendered, $554,080 in consulting expenses and $787,661 in general and administrative expenses.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

Through the nine months ended September 30, 2010, we experienced a net increase in cash of $8,191.  Our cash on hand as of September 30, 2010, was $8,320, which we believe is not sufficient to support our operations for the next twelve months.  As such, we may be unable to satisfy any of our financial obligations.  Our ability to fund our operating expenses is in doubt, and we cannot guarantee that we will be able to satisfy such.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our 10-K.  If our business fails, our investors may face a complete loss of their investment.

Generating sales is important to support our planned ongoing operations.  However, we cannot guarantee that we will generate any sales.  Our management believes we will need to raise additional capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  We are currently contemplating requesting further operating capital from our chief executive and financial officer and directors or seeking debt financing from third-party sources, neither of which we can be assured of obtaining.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Item 4 Controls and Procedures.

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

Item 1. Legal Proceedings.

To the best knowledge of our officer and director, the Company is not a party to any legal proceeding or litigation.

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

None.

Item 4. (Removed and Reserved).

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

MIMVI, INC.

Date: November 15, 2010	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer

Date: November 15, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.