Form 10-K
period 2010-12-31
MIMVI, INC.
filed 2011-04-08
CIK 1428397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________.to _______________.

Commission file number 000-54074

Mimvi, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0685980 (I.R.S. Employer Identification No.)

100 Spear Street, Suite 1410, San Francisco, CA 94105 (Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code 510-552-2811

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No  ☒

As of June 30, 2010 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,107,500.

As of April 6, 2011, 35,870,000 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 1.  Business

(a)	Business Development

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  On April 12, 2010, the Company changed its name to Mimvi, Inc. (“Mimvi”, the “Company,” “we” “us” or “our”) The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share. On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

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

Mimvi, Inc. is a technology company that develops advanced algorithms and technology for personalized search, recommendation and discovery services to the consumer and enterprise. Our personalization technology automates the organization of content. In detail, it extracts intelligent connections during the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, web apps and online video. Our technology platform applies to all content on the Mobile App Internet. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, web apps, entertainment and educational videos of all kinds. We focus our technology on a search, recommendation and discovery consumer destination Internet site for all of the world’s up and coming mobile apps, web apps, mobile products and mobile content.

Our fiscal year end is December 31.

 (b) Business of Issuer

Mimvi is a technology company that develops advanced algorithms and technology for personalized search, recommendation and discovery services to the consumer and enterprise.

Consumers generally know what they want in terms of Internet content but do not necessarily know how or where to find it. At best, consumers today are forced to spend their personal time and energy to find and organize the Internet and mobile content they desire.

During the last fifteen to twenty years, standard search engine technology has been able to provide a valuable but partial solutions toward helping consumers find content they are looking for. During the next fifteen to twenty years, new kinds of search companies will arise that provide value beyond today’s commoditized and limited search results. Mimvi leads this new revolution in search, recommendation and discovery with its overall technology platform.

Our technology automates intelligent connections while organizing content. In detail, not only does it automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. Mimvi algorithms are in the process of being patented.
Our personalization technology platform applies to all content. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, entertainment and educational videos of all kinds and among different languages.. We focus our technology on a search, recommendation and discovery consumer destination Internet site for all of the world’s up and coming mobile apps including those that exist on the Apple iPhone, Google Android, RIM Blackberry, Samsung and Microsoft Windows Mobile platforms.

The fierce competitive landscape of mobile apps has left open the huge opportunity for our technology to automatically organize and recommend mobile apps for all mobile platforms in an unbiased platform agnostic way. Our technology unites mobile apps from leading competitors on a search and recommendation website for the consumer and advertiser. Although this is something that today’s major players in the mobile space refuse to do, it remains as one of our more rewarding execution paths.

As an explosion of video continues on the Internet, our strategy includes an understanding that video experiences are inherently passive. This means that the consumer should not be forced to endlessly enter queries searching for video content. Video content should be passively recommended to the consumer, similar to a TV-like experience. This is especially true when it comes to video content related to Music, Travel, Comedy, Education and Health.

Transactions, revenue and profit that occur on our personalization platform are composed of recommended products, merchandise and advertisements from large companies to small individuals. Our own personalization technology and algorithms are used to create contextual and relevant matches between the content it organizes and the products, merchandise and services from advertisers large and small. These approaches are applied to sponsored search results, in-app transactions and matching mobile apps to mobile content and web content.

Business Overview

Mobile applications are the new “websites” and mobile devices are the new “browsers”. Our technology excels at helping people search for and find personalized mobile apps such as iPhone apps, Google Android apps, Windows Mobile apps, and many others.

A multi-billion dollar revenue difference exists that favors leading search engines over leading social networks. Our business combines the value of search engines and social networks to provide the world’s largest personalized search and recommendation engine for mobile applications, mobile products, mobile content and videos.

We have developed cognitive computing technology which is the basis for its personalized search and recommendation platform. This technology mimics the way humans process information. Using this technology to analyze information, searches on search engines and similar tastes found on social networks around the world, our business is able to monetize and provides powerful personalized search, discovery, recommendation algorithms. This technology is currently applied to automatically organize the world’s mobile apps and videos for consumers and enterprises such as Google, Apple, Baidu, NetFlix and Amazon.

While standard search algorithms require a lot of active work on the users part, our cognitive computing algorithms are designed to automate the search, discovery and recommendation process with personalization technology. This works especially well when users want to passively, similar to watching TV, interact with content on the Mobile Internet or within the enterprise.

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

Services and Products

Our products branch from its personalization technology platform. These products include:

Specialized Web and Mobile Content Aggregation Systems

We have developed technology that algorithmically targets, aggregates and monitors mobile application marketplaces from Apple, Google and many other mobile platform providers. In addition, web content from video content storage sites such as YouTube, Vimeo, Hulu, VEVO, and DailyMotion. Our technology ‘talks’ to sites like these to determine what content is available to better organize for the consumer. The technology does not store content but rather data related to the content that can be used to provide better search, recommendation and discovery into these content storage sites.

Our specialized content aggregation systems target, aggregates and monitors iPhone apps, Android apps and other mobile app sites and marketplaces such as those provided by Apple, Google and other mobile carries and platforms. Our technology generates data that enables advanced search, recommendation and discovery of all mobile apps found on the web and on mobile operating systems.

Advanced Personalization, Recommendation, Automated Discovery and Matching Platforms

Our personalization platforms consist of algorithms that contextually match content such as mobile apps, videos and websites to consumer demand. These algorithms gather and generate context surround this content to provide advanced search, recommendation and discovery. Mimvi algorithms are based on vector space methods. Combining these methods results in the Mimvi personalized search, recommendation, discovery and matching platforms that can be utilized by the mobile app stores of the world for example.

Vector Space Search Indexing Technology

The individual algorithmic component of vector space indexing enables the Company to generate context vectors of context for content such as individual videos, mobile apps and websites. These vectors can be compared with other vectors for advanced contextual matching of mobile apps, videos and websites.

Vertical & Specialized Search Engines for Video and Mobile Apps

Using the above mentioned methods and platforms, our technology includes vertical search and specialized search interfaces that focus on specific content providing a more targeted search result set for mobile apps, videos and websites.

Algorithm Development Services

We offer vector space algorithm development for customized solutions applied to mobile platforms, consumer websites and enterprise partners.

Powerful Application Programming Interfaces (APIs) for Partners & Third Parities

All of our technology platforms come enabled with APIs for efficient access and development of third party applications. This results in a broad ecosystem of close partners that benefit from our technology.

Simplified Scalable Consumer Web Offerings

Our technology’s core is its ability to offer consumer web destination sites. These enable the consumer with simple and transparent access to powerful personalized search, recommendation and discovery interfaces.

Algorithms, Technology & IP

Personalized Search & Recommendation Platforms that Index Mobile Applications

Similar to a major search or recommendation engine, Mimvi intends to be the leading personalized search, discovery and recommendation destination consumer site for Mobile Applications. Today’s “mobile apps” are like yesterday’s “websites”.

Mobile apps are being produced at an unprecedented rate and they need to be organized and personalized with simplicity and power. But they need more than yesterday’s search technology. Our personalized search, discovery and recommendation algorithm for mobile applications utilizes cognitive computing algorithms combining information from the mobile web, major search engines and social networks. This algorithm powers our leading search and recommendation engine along with social components for mobile applications available to consumers worldwide.

Technology for Videos

There is a continued explosion in video content on the Internet. It’s difficult to find what you’re looking for and the content is largely unorganized. Our algorithms for automated video organization combine information from the web, major search engines, video search engines and social networks. The algorithms automatically organize and recommend personalized video search results to consumers in the area of travel, music, health, education, comedy, mobile apps, and video games as well as many other areas. Our initial focus will include destination video websites both for music and comedy. Our technology will be available to movie resellers and distributors.

Sales and Marketing

General Technology Strategy

The technology considers the UI (User Interface) and UX (User Experience) integral to any technology consumer web or mobile application. This also includes specific technology applications in these areas:

•	Specialized Web and Mobile Content Aggregation Systems

•	Advanced Personalization, Recommendation, Automated Discovery and Matching

•	Vector Space Search Indexing Technology

•	Vertical & Specialized Search Engines for Mobile Apps

•	Cognitive Computing Algorithm Development

•	Powerful APIs

•	Simplified Scalable Consumer Web Offerings

We are currently in the process of patenting all methods and applications developed. Concurrently, we adhere to a solid release schedule with the first series of releases, which include search and recommendation for mobile apps and a surrounding TV-like channel consumption of entertainment content based on search and automated discovery experiences.

Our products and services continue to be built with the consumer web and social networking mobile generation in mind.  Additional releases from the Company include providing users and developers with an array of easy to use tools to create and share applications. Our products and services are tightly integrated with revenue approaches that stick to the theme of purchasing search results or keywords surrounding automated content driven channel experiences. Our products and services are being developed to be fully iPhone, iPod Touch, Google Android, Symbian and Windows Mobile compatible. Our company reflects a passion for the human desire to search and discover, and the belief that soon everything on the Web will need to be consumed based on simple, powerful personalized search and automated discovery experiences.

Transaction Platforms

Our algorithms are coupled with relevant advertising platforms that display personalized mobile apps, products, services, virtual goods and merchandise. The platform is available to mobile app stores and large and small advertisers. The Company’s advertising marketplace and transaction platform support in-app transactions, mobile payments, micropayments associated to virtual currency and goods.

Transactions can be enabled on our partner sites. Our technology platforms and algorithms can be used to power other partner sites with the goal of revenue sharing on any resulting transactions where search or recommendation results are powered by our technology.

Our revenue goals relate to creating high-value around keywords and content that can be exchanged via our Transaction Platform. Our focus is to achieve this with high user retention by offering a series of entertainment search, automated discovery and personalization experiences that are more simple and powerful than any other service.

Consumer spending habits have been redefined by recent changes in the world’s economy. We understand this and consider this difficulty a clear opportunity based on a deep experience with the mobile space, consumer web and enterprise. Companies must move beyond basic unique visitor counts and instead into query counts, visitor retention and multi-path transaction conversion. We funnel these into the following revenue streams:

•	Micro-transactions related to Virtual Currency and Goods

•	In-App Transactions Mobile-enabled Transactions

•	Marketplaces for Keywords (something only a query-focused platform can benefit from)

•	App Marketplaces (based on Mimvi search and automated discovery APIs)

•	API Results Distribution

•	Revenue Sharing & Equity Positioning Based on Mimvi-powered Ecosystem Partners

•	Tiered subscriptions connected to advanced search and automated discovery experiences

•	Lead generation

•	Advertising

•	Enterprise Licensing & Consulting

In the era of this new mobile internet economy, personalized search and automated discoveries are more important than ever in converting consumers into paying customers. Whether the sector is music, movies or books, customers are always looking for guidance and suggestions as to what mobile apps and purchases might best suit their desires.

Personalization, recommendation and discoveries have become one of the primary driving factors behind sales. Besides buying things to fulfill direct necessities or desires, customers like to browse to find complementary purchases. Consequently, the higher the degree to which mobile app or content is personalized, the higher the sales volume will be.

More importantly, this is not a linear relationship. As the accuracy of discoveries and personalization improve, there is a potential for an exponential growth in sales. Good personalization technology increases sales, which produces even further personalization and additional sales. A small improvement in the ability to personalize or recommend content leads to a large boost in revenue.

International Applications

Along with the US and UK, countries such as China represent a significant opportunity for our Company’s search and recommendation technology platforms. Our strategy includes leveraging its language-independent approaches to provide superior personalized search and discovery services to for mobile apps, web apps, life sciences data and other content in China through our current partners in Hong Kong and greater China. Other international efforts include countries such as Japan, France, India, Russia and many more.

Market Demand

Mobile Apps are driving the sales of smartphones. The market demand for mobile apps is clear. Market demand for simplicity, power and choice on the Internet is greater than ever before. Content on the Internet is increasing exponentially. Today’s media and technology companies have commoditized content and search results and consumers are not getting what they are looking for.

Many leading media and search technology companies believe that providing access to limited media and choice is enough. As a result, today’s content and search experiences are complex and require the consumer to work hard to connect with what they truly need and want.

This has created a great demand for simple and powerful content, search and automated discovery experiences, which are filled with choice based on leveraging commoditized content and search results from a variety of sources.

We recognize that on the Internet and mobile internet there is a large market demand for powerful experiences defined by the consumer, not a company. New Internet content experiences relate to vertical and specialized search, automated discovery and personalization platforms connecting people to mobile apps, millions of videos, images, and hidden knowledge with unprecedented ease and refreshing simplicity.

We fill this demand by specializing in delivering new, simple, powerful search and automated discovery experiences with immediate satisfaction to the consumer on any device and in any location. This is done with any content based on new technology, algorithms and, more importantly, consumer strategy. Reducing steps, increasing power and choice is where our Company excels.

Creating the new roadways to meet consumer demand is part of the Mimvi technology experience.

Logistics and Inventory

We use the Internet and mobile internet to manage its logistics. This includes its consumer web destination sites. We utilize several network operations centers and server farms along with cloud computing centers in partnership with Amazon and Rackspace, Inc. These are located San Francisco CA, Berkeley CA, New York, NY and Nagoya, Japan.

Competition

Major Competitors

Our primary competitors include Google, Apple, Baidu, Amazon and NetFlix. Many have the opportunity to qualify as competitors to the Mimvi experience. As competitors, we consider leading search engines, social networks and companies that have used entertainment content to capture the attention and loyalty of consumers in a limited way. Companies that have used entertainment as a foundation to introduce new hardware and expanded search experiences remain competitive to our Company.

Our competitors such as Google, Apple, Baidu, Amazon, NetFlix and many others have clearly benefited from offering platforms founded on entertainment content combined with search experiences.

We recognize the importance of competing not only on the battlegrounds of consumer acquisition but also in revenue potential based on new hybrid revenue models for a new mobile internet economy.

Our Competitive Advantages

Our primary competitive advantage is based on its proprietary set of search and discovery algorithms based on cognitive computing approaches along with a team and strategy that has a proven track record of success at executing commercial-grade platforms that excite consumers, enterprises and academic institutions. At its core, our technology applies to automated intelligence acquisition in any data domain and for any device. We are in constant pursuit of patents related to all aspects of its cognitive computing technology, platform and applications.

We understand the power of combining search technology with entertainment content and how this has proved successful for companies such as Apple, Baidu, NetFlix and Google.

Our team has a high-level of prescience when it comes to understanding what excites the consumer and investors. This includes, but is not limited to, its current strategy of initially applying cognitive computing technology to enable the world’s largest search and discovery engine to help people find mobile apps. Mobile apps are the new "websites" and mobile devices are the new "browsers" which are increasing at a higher rate on varying platforms including the iPhone, Google Android, Windows Mobile.

.

In addition, based on the experience of our team and its technology, we intend to apply a competitive approach to enabling consumers to search and automatically discover videos in the area of entertainment and general exploration in an extremely simple way similar to passively watching TV.

Our competitive advantages also include its ability to cross-pollinate user traffic, consumer attention and revenue between its search and discovery properties.

Top-notch strategists and engineers in the areas of entertainment technology lead the Company. Most notably these are from companies and organizations such as Lawrence Berkeley National Laboratory, SeeqPod, Inc., TiVo, MIT and UC Berkeley. The history of our team includes strategy and execution that have resulted in platinum enterprise and consumer web offerings, which include being winners of the 2008 R&D100 Award, also known as the “Oscars of Invention”, given by Steven Chu, US Energy Secretary and Lawrence Berkeley National Laboratory for biomimetic search engine technology.

Kasian Franks, former founder, CEO and CVO of SeeqPod, Inc., which generated 250 million searches per month and 50 million unique visitors per month, founded Mimvi, Inc. in 2010. The technology team and advisors continue to evolve breakthroughs for the consumer, as was done among genomic scientists at the U.S. Department of Energy's Lawrence Berkeley National Laboratory.

Our technology platforms enable addictive and exhilarating consumer web experiences. The Company’s consumer web experiences are defined by simplicity and power. The world’s general social networks and search engines have commoditized information making it ripe for the application of our technology. The value in this information comes from it being intelligently organized. Intelligent organization is where the Company shines.

Business Development

Acquiring high quality traffic remains as a high priority for our team. As a search engine, high quality traffic is defined by the number of searches users conduct on the platform. High quality traffic can be defined by revenue potential. Traffic acquisition methods are not new to our strategy and engineering teams. Our team has a track record of execution on this front. A focus within the enterprise on both traffic acquisition and customer acquisition is key. This is due to our unique growth strategy of cross-pollination from the enterprise to the consumer market and vice-versa. We also focus on cross-pollination to and from product offerings that spawn from the overall platform.

Organic traffic and customer growth come from reducing clicks, steps and work both for the consumer and customer while maintaining extremely powerful technology behind the scenes.

In addition, we maintain its own automated lead generation system based on its advanced crawling platform. This, in turn, leads to a virtuous cycle of traffic acquisition with a healthy user adoption curve.

We have a focus on consumer loyalty and retention. Consumer loyalty connects directly to putting the consumer first, ahead of the technology or out-dated media distribution strategies.

Regulatory Matters

Mimvi complies with all regulatory and environmental laws and state and federal regulation related to its operations.

Legal Proceedings

The Company is not a party to any material legal proceedings.

Employees

The Company currently has no employees.  Mr. Franks has hired certain technology consultants and the Company intends to eventually convert those consultants into employees upon raising enough capital. These consultants include an Engineering & Design Team, a Media Content Team, and a Corporate Strategy & Business Development Team.

Description of Properties

The Company currently subleases office space at 100 Spear Street, Suite 1410, San Francisco, CA 94105 for a total of $7,104.37 per month. The Company is currently negotiating lease arrangements. Due to limited financial resources the Company may choose to conserve its funds for the purpose of maintaining a less expensive lease. Our website is http://www.mimvi.com and our general contact email is contact@mimvi.com

Additionally, we use the Internet to manage its logistics. This includes its consumer web destination sites. We utilize several network operations centers, content delivery networks and server farms along with cloud computing centers in partnership with Amazon and Rackspace, Inc. These are located San Francisco CA, Berkeley CA, New York, NY and Nagoya, Japan.

Intellectual Properties & Licenses

Mimvi is in the process of filing multiple patents supporting its algorithms, technology platforms and unique user experience frameworks.

(c) Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.  Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

Risks Related to the Company's Operations

We have limited financial resources and is dependent on raising additional funds to support future operations.

As of December 31, 2010, we have no cash and $39,066 in total current assets and we had total current liabilities of $515,208. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of December 31, 2010. We have limited funds to pay current debts and liabilities. Should one or more of our creditors demand immediate payment, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $3,199,355 in net losses during the year ending December 31, 2010 and $3,232,594 in cumulative net losses from inception (August 7, 2007) to December 31, 2010. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the development of our technology, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expenses and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:   Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2010 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2010, we had $515,208 shown as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 36.9% of our common shares as of December 31, 2010. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

Due to a limited public market our Common Stock may not be easily sold.

There is a limited trading market for our common shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. All of our common shares are traded only on the OTC Bulletin Board and the OTCQB and there can be no assurance that the common shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange.

Our business is difficult to evaluate because we have no recent operating history.

As the Company has no recent operating history or minimal revenue, there is a risk that we will be unable to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to rebuy or resell our common stock easily following periods of volatility because of the market's reaction to volatility.
Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Bulletin Board and the OTCQB and is considered a "penny stock." The OTC Bulletin Board and the OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

The Company may issue more shares which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 300,000,000 shares of common stock and 50,000,000 preferred shares. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Currently, there is no liquid market for our common stock, nor have we ever paid dividends on our common stock.

There is no liquid trading market for our common stock and none is expected to develop in the foreseeable future unless. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company currently subleases office space at 100 Spear Street, Suite 1410, San Francisco, CA 94105 for a total of $7,104.37 per month. The Company is currently negotiating lease arrangements. Due to limited financial resources the Company may choose to conserve its funds for the purpose of maintaining a less expensive lease. Our website is http://www.mimvi.com and our general contact email is contact@mimvi.com.

Item 3.  Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:  Our common stock is listed for trading with a trading symbol "MIMV" on the OTC Bulletin Board and the OTCQB, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the OTC Bulletin Board, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2009 and December 31, 2010 are set forth in the table below:

Price Range

	High($)	Low($)

Quarter ended 3/31/09	-	-
Quarter ended 6/30/09	-	-
Quarter ended 9/30/09	-	-
Quarter ended 12/31/09	-	-

Quarter ended 3/31/10	-	-
Quarter ended 6/30/10	-	-
Quarter ended 9/30/10	$1.50	$0.05
Quarter ended 12/31/10	$1.01	$0.25

Holders:  As of April 6, 2011, there were approximately 90 holders of record of our Common Stock.

Dividends:  We have not paid any dividends to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

In April 2010, we sold 800,000 shares of our common stock to 1 non-affiliated shareholders.  The shares were issued at a price of $0.50 per share for total cash in the amount of $400,000.  The shares bear a restrictive transfer legend.  This April 2010 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about the Company, including an audited balance sheet, statements of operations, statement of stockholders’ equity (deficit) and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

In July 2010, we issued 1,800,000 shares of our common stock in exchange for services.

In December 2010, we sold 210,000 shares of our common stock to 2 non-affiliated shareholders.  The shares were issued at a price of $0.50 per share for total cash in the amount of $105,000.  The shares bear a restrictive transfer legend.  This December 2010 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about the Company, including an audited balance sheet, statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Recently Issued Accounting Pronouncements

Refer to the financial statements note 1 “Summary of significant accounting policies” related to the impact of the adoption and issuance of recent accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenue

Our revenues were $18,600 in 2010 compared to zero in 2009, an increase of $18,600.  During 2010, we commenced our business.  The revenue in 2010 consisted of enterprise consulting revenue.

Cost of Revenue and Gross Profits

Our gross profit in 2010 was $18,600 compared to zero in 2009.

Expenses

Expenses increased to $3,217,955 in 2010, compared to $12,265 in 2009, an increase of $3,205,690.  In 2010, we commenced our current business.  The increase is primarily due to $882,365 in professional fees and $2,185,709 related to stock option compensation expense.  Our expenses incurred from inception was $3,251,194

Net Loss

For the year ended December 31, 2010, we incurred a loss of $3,199,355, or $0.10 per share basic compared to a loss of $12,265, or $0.00 per share basic for the year ended December 31, 2009.  The increase was due to the increase in operations.

Liquidity and Capital Resources

As of December 31, 2010, we had limited cash and $39,066 of total current assets. We had total current liabilities of $515,208. The latter represents the total amount of debts and liabilities that we owed. Thus, we have limited funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impact our ability to continue our existence as a corporate enterprise.

Our insolvent financial condition also may create a real risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our precarious financial condition.

For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate as a corporation, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our stock transfer agent, our accountants, our legal counsel, our EDGAR filing agent, and many others.

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

As of December 31, 2010 and December 31, 2009, the Company had assets equal to $59,452 and $129, respectively, which comprised mainly of accounts receivable, prepaid expenses, deposits, and fixed assets. The Company's current liabilities as of December 31, 2010 and December 31, 2009 were $515,208 and $989, respectively, comprised primarily of accounts payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Operating Activities	$(544,197)	$(11,725)
Investing Activities	(15,791)	-
Financing Activities	559,859	9,000
Net Effect on Cash	$-	$129

The Company currently has nominal assets and minimal sources of revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern Uncertainties

We currently have minimal sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended December 31, 2010.

Capital Expenditures

We have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during our year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Position	Period of Service(1)

Kasian Franks	President, CEO, CFO, Secretary and Director	January 2010 – August 2011

Notes:

1.
Our director will hold office until the next annual meeting of the stockholders, which shall be held in August of 2011, and until a successor(s) has been elected and qualified.  Our officer was appointed by our sole director and will hold office until he resigns or is removed from office.

Background of Directors, Executive Officers, Promoters and Control Persons

Kasian Franks 39: Mr. Franks worked as software engineer and product developer specializing in pattern matching algorithms and tools for companies and organizations such as Sun Microsystems, Oracle, Motorola, Tivo, mPower, and X-Mine. Franks worked at the U.S. Department of Energy’s Lawrence Berkeley National Laboratory (LBNL), Life Sciences Division, as a Genomic Research Scientist from 2002-2005, where, along with Raf Podowski, and Connie Myers, he developed the technology behind SeeqPod. Franks began to study biomimetics along with pattern matching in data and nature. This lead to 5 patents in the area of search and discovery. Later he went on to start SeeqPod Inc. a playable search, discovery and pattern matching company in which the U.S. Department of Energy, along with Lawrence Berkeley National Laboratory, holds a 5% stake. Under Steven Chu and Lawerence Berkeley National Lab, Franks and SeeqPod won the 2008 R&D 100 award for biomimetic search engines. SeeqPod filed for Chapter 11 protection under the United States Bankruptcy Code in March 2009 and subsequently converted to a Chapter 7 bankruptcy under the United States Bankruptcy Code for the purpose of asset acquisition. The intellectually property was acquired by Intertrust Technologies, a joint venture of Sony and Phillips.

André de Souza:  Corporate and Business Development BEA/Oracle. A professional who has led many successes at startup, growth and enterprise levels. Mr. de Souza has a diverse background in strategic alliance building, innovative solution development, and has excelled at delivering POC/ Design/ OEM/ Channel wins, with a special focus on innovative early stage companies.

Daiwa Quantum Capital: Led by the former CEO of Sony Nobuyuki Idei, seeks growth capital opportunities in Asia with a particular emphasis on applying Japanese resources to its investments. The General Partner was founded by Daiwa Securities SMBC Principal Investments, a unit of Daiwa Securities SMBC and Quantum Leaps Corporation. See: http://www.dqcap.com

Dr. Gordon Chiu:  An execution driven businessman with more than 15 years of combined domestic and international experience in biomedical, chemical, cosmetic, medical and technology industries. He has been invited to serve on the board of public and private companies and to provide vital advice to the board while increasing overall shareholder value

Joe Abrams: Mr. Abrams specializes in working with small technology companies to build shareholder value in the public markets. As a direct result of his efforts, he has completed merger and acquisition transactions in excess of $1 billion and small cap market equity raises in excess of $200 million. Abrams co-founded Intermix in 1998, the predecessor company to MySpace, which was sold to News Corp. in 2005 for $580 million. In 1983, Abrams co-founded The Software Toolworks, Inc., a publicly held developer, publisher, and distributor of educational and entertainment software, which was sold to Pearson, Plc. in 1994 for $462 million.

Mina Bissell : Distinguished scientist at Lawrence Berkeley National Laboratory and recognized for her lifetime contributions to the fields of breast cancer research, the enhanced role of extracellular matrix (ECM) and the nucleus environment to gene expression in normal and malignant tissues. These works have ushered and changed some central paradigms that have strengthened the importance of context in the development of cancer. She has received numerous recognitions.

Satish Gupta:  Co-founded SenSen Networks in 2005. Earlier, Satish was the CEO and founding President of Cradle Technologies, a venture funded leader in the emerging generation of Soft-Silicon semiconductor companies. Satish was the Corporate Vice President of Strategic Marketing at Cirrus Logic. He has also served as the Vice President of Strategic Marketing and Advanced Development for Media Vision, establishing it as a multi- media pioneer and taking it public in 1993. Satish was at IBM from 1968 through 1991. Satish was a director and a member of audit, compensation and nominating committees of InterTrust Technologies, a leader in Digital Rights Management technology, that went public in 1999 and got later acquired by SONY and Philips for over $500 MM. He is currently on the board of UMEVOICE, a privately funded voice recognition solutions venture. He was also a director and mentor to the founder of RightWorks, an enterprise software venture that was acquired by I2 technologies. He was also an advisor to the CEO of Logic Vision, a NASDAQ traded company. Satish graduated from Massachusetts Institute of Technology (MIT) in 1968, with masters in electrical engineering. He was the gold medalist in his Bachelor's degree of Electrical Engineering from the Birla Institute of Technology & Science, Pilani, one of the top universities in India. He completed his second Masters in Engineering and Economic Systems from Stanford University in 1976, where he is also a member of the advisory committee to the MS&E department. He has co-authored several books and is a charter member of one of the most influential Entrepreneurs' network called TiE, The Indus Entrepreneurs.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Except as stated above, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Kasian Franks, during the past five years.

Compliance with Section 16(a) of The Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2010, based solely on a review of such materials as are required by the Securities and Exchange Commission, Mr. Franks was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Meetings And Committees Of The Board: Our Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies. A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2010. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Kasian Franks.

Indemnification

Under Nevada corporate law and pursuant to our certificate of incorporation and bylaws and contractual agreement, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal years ended December 31, 2010 and December 31, 2009, paid by the Registrant to all individuals serving as the Registrant’s chief executive officer or acting in a similar capacity. During the last completed fiscal year, the Registrant did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
						Restricted		LTIP
					Other Annual	Stock	Options/	payouts	All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation
Evelyn Meadows	Former President	2010	$0	0	0	0	0	0	0
	CEO, CFO	2009	$0	0	0	0	0	0	0
	Chairman
Kasian Franks (1)	Current	2010	$0	0	$56,000	0	$840,000	0	0
	CEO, CFO	2009	$0	0	0	0	0	0	0
	Secretary
Eric	Former	2010	$0	0	0	0	$735,000	0	0
Stoppenhagen(2)	CFO,	2009	$0	0	$40,095	0	0	0	0
	Secretary

Footnote:
(1) Mr. Franks compensation is set at $10,000 per month. On November 3, 2010, the Company awarded Mr. Franks 2,000,000 stock options with an exercise price of $0.45.
(2)
Mr. Stoppenhagen resigned as Chief Financial Officer, Treasurer and Secretary on March 15, 2011. Mr. Stoppenhagen, through his company Venor, Inc., is paid $250 per hour. On November 3, 2010, the Company awarded Mr. Stoppenhagen 1,750,000 stock options with an exercise price of $0.45.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Compensation of Non-Executive Directors: Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 6, 2011:

Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership	Percent of Class(5)

Ventana Capital Partners, Inc. (2)	3,551,130	9.9%

RDA Equities L.P. (2)	3,551,130	9.9%

Capital Group Consultants, LLC (3)	3,551,130	9.9%

Kasian Franks, CEO, President, CFO and Director(4)	11,690,000	32.6%

All Directors and Officers as a group (1 person)	11,690,000	32.6%

Notes:

1.
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it. The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (35,870,000) and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

2.
Ralph Amato has voting and investment control over the securities owned by Ventana Capital Partners, Inc. and RDA Equities L.P. The address of Ventana Capital Partners, Inc., RDA Equities L.P., and Ralph Amato is 5782 Caminito Empresa, La Jolla, CA 92037.

3.
Devin Bosch has voting and investment control over the securities owned by Capital Group Consultants, LLC. The address of Capital Group Communications, LLC and Devin Bosch is 80 Liberty Ship Way, Suite 7, Sausalito, CA 94965.

4.	Mr. Franks is the Chief Executive Officer, Secretary and Director of the Company. The address of Mr. Franks is 100 Spear Street, Suite 1410, San Francisco, CA 94105.

5.	Based on 35,870,000 shares of common stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,187,500	$0.45	2,812,500
Equity compensation plans not approved by security holders	5,000,000	$ -	-
Total	12,187,500	$0.45	2,812,500

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 10,000,000 shares were reserved under the Plan, of which 2,812,500 shares were available for future grant at December 31, 2010.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Effective April 15, 2010, the Company entered into a consulting agreement with Kasian Franks, the Company’s CEO, whereby the Company agreed to pay Mr. Franks $10,000 per month for his services. Mr. Franks was paid $56,000 for the year ending December 31, 2010.

Effective May 6, 2010, the Company entered into a consulting agreement with Eric Stoppenhagen, through his consulting company Venor, Inc., the Company’s CEO, whereby the Company agreed to pay Mr. Stoppenhagen $250 per hour for his services. Mr. Stoppenhagen was paid $40,095 for the year ending December 31, 2010.  Mr. Stoppenhagen resigned his officer positions with the Company effective March 15, 2011 but still provides consultative services to the Company.

On May 28, 2010, the Company entered into an agreement with Winthorp Capital Group, LLC to provide strategic and business advisory matters for 100,000 restricted shares.

On July 1, 2010, the Company entered into an agreement with NBT Communications to provide investor relations and business advisory matters for 1,000,000 restricted shares.

On November 3, 2010, as compensation for their services the board granted to Mr. Franks, our CEO, options to purchase 2,000,000 shares of our common stock at an exercise price of $0.45 and Mr. Stoppenhagen, our former CFO, options to purchase 1,750,000 shares of our common stock at an exercise price of $0.45.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors. The Board of Directors has concluded that Director Kasian Franks is not independent in accordance with the director independence standards of the American Stock Exchange.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$8,500	$6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$8,500	$6,500
Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers De Joya Griffith & Company, LLC to be well qualified to serve as our independent public accountants.

The Audit Committee will approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees: This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended December 31, 2009 and December 31, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)  Exhibits

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

MIMVI, INC.
(Registrant)

By: /s/ Kasian Franks, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Kasian Franks	President, CEO and Director	April 6, 2011
Kasian Franks

/s/ Kasian Franks	Chief Financial Officer	April 6, 2011
Kasian Franks

/s/ Kasian Franks	Chief Accounting Officer	April 6, 2011
Kasian Franks

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Mimvi, Inc.

We have audited the accompanying balance sheets of Mimvi, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimvi, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 6, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$-	$129
Accounts receivable	18,600	-
Prepaid expenses	20,466	-

Total current assets	39,066	129

Deposit	7,104	-
Fixed assets, net	13,282	-

Total assets	$59,452	$129

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$514,099	$989
Bank overdraft	1,109	-
Total current liabilities	515,208	989

Total liabilities	515,208	989

Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, zero outstanding at December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 32,910,000 and 30,100,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	32,910	30,100

Additional paid-in capital	2,713,928	2,279
Common stock payable	30,000	-
Deficit accumulated during development stage	(3,232,594)	(33,239)
Total stockholders’ deficit	(455,756)	(860)

Total liabilities and stockholders’ deficit	$59,452	$129

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
(A Development Stage Company)
Statements of Operations

			Inception
	Years Ended		(August 7, 2007) to
	December 31,		December 31,
	2010	2009	2010

Revenue	$18,600	$-	$18,600

Expenses:
Professional fees	882,365	-	882,365
Executive compensation	-	-	10,000
Services- Stock compensation expense	2,185,709		2,185,709
Other general and administrative expenses	149,881	12,265	173,120
Total expenses	3,217,955	12,265	3,251,194

Net loss	$(3,199,355)	$(12,265)	$(3,232,594)

Weighted average number of
common shares outstanding – basic	31,172,335	30,100,000

Net loss per share – basic	(0.10)	(0.00)

The accompanying notes are an integral part of these financial statements.

Mimvi, Inc.
(Formerly known as Fashion Net, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

					Deficit
					Accumulated
	Common Stock		Additional		During	Total
			Paid-in	Stock	Development	Stockholders’
	Shares	Amount	Capital	Payable	Stage	Equity / (Deficit)

7-Aug-07
Founders shares
Issued for services
$0.001 per share	25,000,000	$25,000	$(15,000)	$-	$-	$10,000

13-Aug-07
Donated capital	-	-	200	-	-	200

13-Sep-07
Donated capital	-	-	2,500	-	-	2,500

19-Oct-07
Donated capital	-	-	120	-	-	120

9-Nov-07
Donated capital	-	-	299	-	-	299

Net loss	-	-	-	-	(13,379)	(13,379)

Balance, December 31, 2007	25,000,000	25,000	(11,881)	-	(13,379)	(260)

22-Feb-08
Donated capital	-	-	600	-	-	600

7-Mar-08
Donated capital	-	-	160	-	-	160

16-Apr-08 Donated capital	-	-	1,000	-	-	1,000

17-Apr-08
Private placement
$0.05 per share	5,100,000	5,100	3,400	-	-	8,500

Net loss	-	-	-	-	(7,595)	(7,595)

Balance, December 31, 2008	30,100,000	30,100	(6,721)	-	(20,974)	2,405

31-Dec-09 Donated capital	-	-	9,000	-	-	9,000

Net loss	-	-	-	-	(12,265)	(12,265)

Balance, December 31, 2009	30,100,000	30,100	2,279	-	(33,239)	(860)

16-Jan-10 Issuance of shares for services	-	-	-	553	-	553

26-Jul-10 Private placement $0.50 per share	800,000	800	399,200	-	-	400,000

26-Jul-10 Issuance of share for services	1,100,000	1,100	548,900	-	-	550,000

26-Jul-10 Issuance of shares for services	700,000	700	(147)	(553)	-	-

06-Oct-10 Subscriptions received	-	-	-	30,000	-	30,000

08-Oct-10 Donated Capital	-	-	23,750	-	-	23,750

3-Nov-10 Issuance of options	-	-	1,635,156	-	-	1,635,156

07-Dec-10 Private placement $0.50 per share	210,000	210	104,790	-	-	105,000

Net loss	-	-	-	-	(3,199,355)	(3,199,355)

Balance, December 31, 2010	32,910,000	$32,910	$2,713,928	$30,000	$(3,232,594)	$(455,756)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(Formerly known as Fashion Net, Inc.)
 (A Development Stage Company)
Statements of Cash Flows

	For the years ended December 31,		Inception (August 7, 2007) to December 31,
	2010	2009	2010
Operating activities
Net loss	$(3,199,355)	$(12,265)	$(3,232,594)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	2,509	-	2,509
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	2,185,709	-	2,185,709
Changes in operating assets and liabilities:
Accounts receivable	(18,600)	-	(18,600)
Prepaid assets and deposit	(27,570)	-	(27,570)
Accounts payable	513,110	540	514,099
Net cash used by operating activities	(544,197)	(11,725)	(566,447)

Investing activities
Purchase of fixed assets	(15,791)	-	(15,791)
Net cash used by investing activities	(15,791)	-	(15,791)

Financing activities
Donated capital	23,750	9,000	37,629
Bank overdraft	1,109	-	1,109
Stock payable	30,000	-	30,000
Proceeds from issuances of common stock	505,000	-	513,500
Net cash provided by financing activities	559,859	9,000	582,238

Net decrease in cash	(129)	(2,725)	-
Cash – beginning	129	2,854	-
Cash – ending	$-	$129	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

The accompanying notes are an integral part of these financial statements.

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 1 – History and organization of the company

The Company was organized August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc.  On April 12, 2010, the Company changed its name to Mimvi, Inc. (“Mimvi”, the “Company,” “we” “us” or “our”) The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share. On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On February 1, 2010, Kasian Franks acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the former Chief Executive Officer of the Company. Subsequent to the closing of the Stock Purchase Agreement, on March 4, 2010 and June 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively.  (Refer to Note 5).

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

Note 2 – Summary of Significant Accounting Policies

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

 Note 2 – Summary of Significant Accounting Policies (continued)

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Common equivalent shares related to stock options, warrants and convertible preferred stock have been excluded from the computation, for the years ended December 31, 2010 and 2009 because their effect is anti-dilutive.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2010 and 2009.

Fair value of financial instruments
On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.
The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010
 Note 2 – Summary of Significant Accounting Policies (continued)

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

Recent pronouncements
With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $3,232,594. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010 and 2009, the Company had approximately $1,046,885 and $33,239 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2010	2009
Deferred tax assets:
Deferred tax assets	366,410	11,634
Valuation allowance	(366,410)	(11,634)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $366,410 and $11,634, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 4 – Income taxes (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010:

  2010 & 2009

Federal statutory tax rate                                            (35.0)             %
Permanent difference and other                                   35.0%
Effective tax rate                                                                                          0.0%

Note 5 – Stockholders’ equity / (deficit)

The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share. On April 12, 2010, the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. The Company had a 30 for 1 forward stock split.

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

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 5 – Stockholders’ equity / (deficit) (continued)

Effective March 4, 2010, the President voluntary cancelled 270,000,000 shares of his outstanding common stock of the Company which were canceled and returned to the pool of the Company’s authorized and unissued shares of common stock. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Effective June 30, 2010, the President voluntary cancelled 5,000,000 shares of his outstanding common stock of the Company which were canceled and returned to the pool of the Company’s authorized and unissued shares of common stock. Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

During the quarter ended September 30, 2010, the Company issued 800,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $400,000.

During the quarter ended September 30, 2010, the Company issued 1,800,000 shares of its common stock on various dates throughout the quarter for services performed valued at $548,753.

During the quarter ended December 31, 2010, the Company issued 210,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $105,000.

As of December 31, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

Warrants

In January 2010, the Company issued 5,000,000 warrants to consultants with the weighted average exercise price of the grants of $0.50. The vesting period on these grants was immediate.  The fair value of these options was determined to be a nominal value. The value of these options estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 2.44%; dividend yield of 0% and expected volatility of 25%. To account for such grants to non-employees, we recorded nominal stock compensation expense of $535.

Stock Option Plans

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

The 2010 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock).  Incentive stock options (“ISOs”) may be granted only to

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 6 – Warrants and options (continued)

employees.  Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants. Subject to certain adjustments, 10,000,000 of our common stock have been authorized for issuance under the 2010 Stock Incentive Plan of which 2,812,500 shares were available for future grant at December 31, 2010.  Shares authorized under the plan will be available for issuance pursuant to options or awards granted under the plan. The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

As approved by the Board of Directors, on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,575,000 vest immediately and 3,437,500 valued at $1,443,750 vest quarterly over a four year period. As of December 31, 2010, a total of 3,893,229 stock options valued at $1,635,156 had vested and the expense has been recorded as a stock based compensation. The remaining total of 3,294,271 options valued at $1,383,594 will vest quarterly over a four year period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2008	-	$-
Balance at December 31, 2009	-	$-
Granted	7,187,500	0.45
Balance at December 31, 2010	7,187,500	$0.45

The following summarizes pricing and term information for options issued to consultants which are outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price

$0.45	7,187,500	9.83	$0.45	3,893,229	$0.45
$0.45	7,187,500	8.51	$0.45	3,893,229	$0.45

Mimvi, Inc.
(a Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 7 – Related party transactions

On December 31, 2009, former President, Ms. Meadows agreed to assume an aggregate of $9,000 of our accounts payable and notes payable.  The entire amount is not expected to be repaid to Ms. Meadows.

On January 15, 2010, Kasian Franks acquired from Ms. Evelyn Meadows an aggregate of 10,000,000 shares of common stock in a private transaction not involving the Company.  By virtue of this transaction, Mr. Franks obtained a controlling 98.3% ownership interest in Fashion Net, Inc.

Effective April 15, 2010, the Company entered into a consulting agreement with Kasian Franks, the Company’s CEO, whereby the Company agreed to pay Mr. Franks $10,000 per month for his services. Mr. Franks was paid $56,000 for the year ending December 31, 2010.

Effective May 6, 2010, the Company entered into a consulting agreement with Eric Stoppenhagen, CFO, through his consulting company Venor, Inc., whereby the Company agreed to pay Mr. Stoppenhagen $250 per hour for his services. Mr. Stoppenhagen was paid $40,095 for the year ending December 31, 2010.  Mr. Stoppenhagen resigned his officer positions with the Company effective March 15, 2011 but still provides consultative services to the Company.

On November 3, 2010, as compensation for their services the board granted to Mr. Franks, our CEO, options to purchase 2,000,000 shares of our common stock at an exercise price of $0.45 valued at $840,000 and Mr. Stoppenhagen, our former CFO, options to purchase 1,750,000 shares of our common stock at an exercise price of $0.45 valued at $735,000, all options vest immediately.

Note 8 –Subsequent Events

In February 2011, the Company issued 1,500,000 shares to Winthorp Capital Group, LLC in exchange for consulting services.

On March 15, 2011, Mr. Stoppenhagen resigned as Chief Financial Officer, Treasurer and Secretary of the Company.  The board of directors appointed Mr. Franks to all offices vacated by Mr. Stoppenhagen. Mr. Stoppenhagen continues to provide consultative services to the Company.

During the quarter ended March 31, 2011, the Company issued 160,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $80,000.

Also, during the quarter ended March 31, 2011, the Company issued 1,300,000 shares of its common stock in exchange for consulting services.