Form 10-Q
period 2011-03-31
MIMVI, INC.
filed 2011-05-23
CIK 1428397

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes []   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	34,690,000 shares
(Class)	(Outstanding as of May 23, 2011)

MIMVI, INC.

PART I – FINANCIAL INFORMATION

MIMVI, INC.
 (A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets:
Cash	$7,658	$-
Accounts receivable	-	18,600
Prepaid expenses	661,783	20,466

Total current assets	669,441	39,066

Deposit	-	7,104
Fixed assets, net	12,047	13,282

Total assets	$681,488	$59,452

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$639,622	$514,099
Bank overdraft	-	1,109
Total current liabilities	639,622	515,208

Total liabilities	639,622	515,208

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 outstanding at March 31, 2011and December 31, 2010
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,630,000 and 32,910,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	34,630	32,910
Additional paid-in capital	3,662,442	2,713,928
Common stock payable	-	30,000
Deficit accumulated during development stage	(3,655,206)	(3,232,594)
Total stockholders’ equity (deficit)	41,866	(455,756)

Total liabilities and stockholders’ equity (deficit)	$681,488	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Operations
Unaudited

			Inception
	Three Months Ended		(August 7, 2007) to
	March 31,		March 31,
	2011	2010	2011

Revenue	$27,720	$-	$46,320

Expenses:
Executive compensation	-	-	10,000
Professional fees	228,563	-	1,110,926
Services-stock compensation	179,817		2,365,526
General and administrative expenses	41,952	8,493	215,074
Total expenses	450,332	8,493	3,701,526

Net loss	$(422,612)	$(8,493)	$(3,655,206)

Weighted average number of
common shares outstanding – basic	33,751,573	30,100,000

Net loss per share – basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
 (A Development Stage Company)
Statements of Cash Flows
Unaudited

			Inception
	For the three months ended March 31,		(August 7, 2007) to March 31,
	2011	2010	2011
Operating activities
Net loss	$(422,612)	$(8,493)	$(3,655,206)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,235	-	3,744
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	179,817	553	2,365,526
Changes in operating assets and liabilities:
Accounts receivable	18,600	-	-
Prepaid assets and deposits	26,204	-	(1,366)
Accounts payable and accrued liability	125,523	7,911	639,622
Net cash used by operating activities	(71,233)	(29)	(637,680)

Investing activities
Purchase of property and equipment	-	-	(15,791)
Net cash used by investing activities	-	-	(15,791)

Financing activities
Bank overdraft	(1,109)	-	-
Donated capital	-	-	37,629
Proceeds from issuances of common stock	80,000	-	623,500
Net cash provided by financing activities	78,891	-	661,129

Net increase (decrease) in cash	7,658	(29)	7,658
Cash – beginning	-	129	-
Cash – ending	$7,658	$100	$7,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Increase in prepaid stock compensation	$660,417	$-	$660,417
Retirement of 270,000,000 shares of common stock	-	9,000	14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

As part of the change in control of the Company, the Board of Directors determined that it was in the best interest of the Company to change the direction of its operating business.  As part of the change of direction, the Company amended the Articles of Incorporation of the Company to change its name to “Mimvi, Inc.” This name change was approved by the shareholders and the Board of Directors of the Company.

Mimvi, Inc. is a technology company that develops advanced algorithms and technology for mobile app (application) and mobile Internet related technology and personalized search, recommendation and discovery services to the consumer and enterprise. Our personalization technology automates the organization of mobile content. In detail, not only does it automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, online video along with matching advertisng to social networking content and mobile content. Our personalization technology platform applies to all content. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, entertainment and educational videos of all kinds, including music videos. We focus our technology on a search, recommendation and discovery consumer destination Internet site for all of the world’s up and coming mobile apps. Mimvi also maintains social networking technology applied to the mobile Internet.

The Company continues to have limited operations and in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, the Company is considered a development stage company.

MIMVI, INC.
 (A Development Stage Company)
  Notes to Financial Statements
Unaudited

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2010, the Company had an accumulated deficit of $3,655,206. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards Board (“FASB”) ASC Topic 260 “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

MIMVI, INC.

(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 5 – Stockholders’ Equity (Deficit)

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

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 5 – Stockholders’ Equity (Deficit)

During the quarter ended December 31, 2010, the Company issued 210,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $105,000.

During the quarter ended March 31, 2011, the Company issued 1,500,000 non forfeitable shares of its common stock for services to be performed valued at $750,000. As of March 31, 2010 $661,783 was classified as a prepaid.

During the quarter ended March 31, 2011, the Company issued 220,000 shares of its common stock on various dates throughout the quarter through private placements.  The shares were issued at $0.50 per share for an aggregate of $110,000 of which $30,000 was received in the previous quarter.

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

The 2010 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock).  Incentive stock options (“ISOs”) may be granted only to employees.  Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants. Subject to certain adjustments, 10,000,000 of our common stock have been authorized for issuance under the 2010 Stock Incentive Plan of which 2,812,500 shares were available for future grant at March 31, 2011.  Shares authorized under the plan will be available for issuance pursuant to options or awards granted under the plan. The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

As approved by the Board of Directors, on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,575,000 vest immediately and 3,437,500 valued at $1,443,750 vest quarterly over a four year period. As of March 31, 2011, a total of 4,108,073 stock options valued at $1,728,702 had vested and the expense has been recorded as a stock based compensation.  During the quarter ended March 31, 2011, $93,546 was recorded as stock based compensation. The remaining total of 3,294,271 options valued at $1,290,048 will vest quarterly over a four year period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited

Note 6 – Warrants and options (continued)

Stock Option Plans (continued)

The following table summarizes activity in the Company's stock option plans during the quarter ended March 31, 2011 and the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2009	-	$-
Granted	7,187,500	0.45
Balance at December 31, 2010	7,187,500	$0.45
Granted	-	-
Balance at March 31, 2011	7,187,500	$0.45

The following summarizes pricing and term information for options issued to consultants which are outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price

$0.45	7,187,500	9.58	$0.45	4,108,073	$0.45
$0.45	7,187,500	9.58	$0.45	4,108,073	$0.45

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

Effective April 15, 2010, the Company entered into a consulting agreement with Kasian Franks, the Company’s CEO, whereby the Company agreed to pay Mr. Franks $10,000 per month for his services. Mr. Franks was paid $56,000 and $0 for the quarter ending March 31, 2011 and 2010 respectively.

Effective May 6, 2010, the Company entered into a consulting agreement with Eric Stoppenhagen, CFO, through his consulting company Venor, Inc., whereby the Company agreed to pay Mr. Stoppenhagen $250 per hour for his services. Mr. Stoppenhagen was paid $40,095 for the quarter ending March 31, 2011.  Mr. Stoppenhagen resigned his officer positions with the Company effective March 15, 2011 but still provides consultative services to the Company.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 4 - " Significant Accounting Policies" to the Financial Statements of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2011

Revenue

Our revenues were $27,720 for the quarter ended March 31, 2011 compared to zero for the quarter ended March 31, 2010, an increase of $27,720.  During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

Cost of Revenue and Gross Profits

Our gross profit for the quarter ended March 31, 2011 was $27,720 compared to zero for the quarter ended March 31, 2010.

Expenses

Expenses increased to $450,332 for the quarter ended March 31, 2011, compared to $8,493 for the quarter ended March 31, 2010, an increase of $441,839.  In 2010, we commenced our current business.  The increase is primarily due to $228,563 in professional fees and $179,817 related to stock compensation expense.  Our expenses incurred from inception was $3,655,206

Liquidity and Capital Resources

As of March 31, 211, we had limited cash of $7,658 and $661,783 of total prepaid, prepaid stock compensation of $660,417 and $1,366 cash prepaid. We had total current liabilities of $639,622. The latter represents the total amount of debts and liabilities that we owed. Thus, we have limited funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impacting our ability to continue our existence as a corporate enterprise.

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

As of March 31, 2011 and December 31, 2010, the Company had assets equal to $681,488 and $59,452, respectively, which comprised mainly of accounts receivable, prepaid expenses, and fixed assets. The Company's current liabilities as of March 31, 2011 and December 31, 2010 were $639,622 and $515,208, respectively, comprised primarily of accounts payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the quarters ended March 31, 2011 and 2010:

	Quarters Ended March 31,
	2011	2010
Operating Activities	$(71,233)	$(29)
Investing Activities	-	-
Financing Activities	78,891	-
Net Effect on Cash	$7,658	$(29)

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

It has limited financial resources and is dependent on raising additional funds to support future operations.

As of March 31, 2011, we have $7,658 of cash and $669,441 in total current assets and we had total current liabilities of $639,622. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2011. We have limited funds to pay current debts and liabilities. Should one or more of our creditors demand immediate payment, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $422,612 in net losses during the quarter ending March 31, 2011 and $3,655,206 in cumulative net losses from inception (August 7, 2007) to March 31, 2011. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the development of our technology, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expenses and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:   Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2010 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of March 31, 2011, we had $639,622 shown as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 36.9% of our common shares as of March 31, 2011. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Currently there is no liquid market for our common stock, nor have we ever paid dividends on our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

  Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

  Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: May 23, 2011	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.