Form 10-Q
period 2011-06-30
MIMVI, INC.
filed 2011-09-06
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-54074

 MIMVI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

268 Bush Street, Suite 4124, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)
222 Columbus Ave., Suite 410, San Francisco, CA (former address of principal executive offices)

510-552-2811
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	38,804,000 shares
(Class)	(Outstanding as of September 1, 2011)

MIMVI, INC.

PART I – FINANCIAL INFORMATION

MIMVI, INC.
 (A Development Stage Company)
Balance Sheets

	June 30,	December 31,
Assets	2011	2010
	(unaudited)	(audited)
Current assets
Cash	$922	$-
Accounts receivable	18,600	18,600
Prepaid expenses	470,834	20,466

Total current assets	490,356	39,066

Deposit	-	7,104
Fixed assets, net	10,811	13,282

Total assets	$501,167	$59,452

Liabilities and Stockholders' (Deficit)

Current liabilities
Accounts payable	$573,971	$514,099
Bank overdraft	-	1,109
Total current liabilities	573,971	515,208

Total liabilities	$573,971	$515,208

Commitments and contingencies

Stockholders' (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 38,804,000 and 32,910,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	38,804	32,910
Additional paid in capital	5,808,561	2,713,928
Common stock payable	-	30,000
Deficit accumulated during development stage	(5,920,169)	(3,232,594)
Total stockholders' (deficit)	(72,804)	(455,756)

Total liabilities and stockholders' (deficit)	$501,167	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Operations
Unaudited

					Inception
	Three Months Ended		Six Months Ended		(August 7, 2007)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

Revenue	$23,600	$-	$51,320	$-	$69,920

Expenses:
Executive compensation	-	-	-	-	10,000
Professional fees	1,665,064	303,465	1,893,627	303,465	2,775,992
Services - stock compensation	607,377	-	787,194	-	2,972,903
General and administrative expenses	16,122	52,937	58,074	61,430	231,194
Total operating expenses	2,288,563	356,402	2,738,895	364,895	5,990,089

Loss from operations	(2,264,963)	(356,402)	(2,687,575)	(364,895)	(5,920,169)

Net loss	$(2,264,963)	$(356,402)	$(2,687,575)	$(364,895)	$(5,920,169)

Weighted average number of common shares outstanding - basic	37,029,067	35,510,000	35,581,867	128,305,000

Net loss per share - basic	$(0.06)	$(0.01)	(0.08)	(0.00)

The accompanying notes are an integral part of these financial statements.

 MIMVI, INC.
 (A Development Stage Company)
Statements of Cash Flows
Unaudited

			Inception
	For the six months ended		(August 7, 2007)
	June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(2,687,575)	$(364,895)	$(5,920,169)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,471	39	4,980
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	2,369,693	553	4,555,402
Changes in operating assets and liabilities:
Accounts receivable	-	-	(18,600)
Prepaid assets and deposits	27,570	(59,559)	-
Accounts payable	59,872	98,257	573,971
Net cash flows (used in) operating activities	(227,969)	(325,605)	(794,416)

Cash flows from investing activities:
Purchase of property and equipment	-	(9,459)	(15,791)
Net cash flows (used in) investing activities	-	(9,459)	(15,791)

Cash flows from financing activities:
Bank overdraft	(1,109)	-	-
Donated capital	-	-	37,629
Proceeds from issuance of common stock	230,000	400,000	773,500
Net cash flows provided by financing activities	228,891	400,000	811,129

Net increase (decrease) in cash	922	64,936	922
Cash and cash equivalents, beginning of period	-	129
Cash and cash equivalents, end of period	$922	$65,065	922

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Increase in prepaid stock compensation	$470,834	$-	$470,834
Retirement of 275,000,000 shares of common stock	$-	$14,000	$14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
 (A Development Stage Company)
   Notes to Financial Statements
June 30, 2011
Unaudited

Note 1      History and Organization of the Company

Nature of Business

Mimvi, Inc. (“the Company”) was organized August 7, 2007 under the laws of the State of Nevada, as Fashion Net, Inc.

On April 12, 2010, the Company changed its name to Mimvi, Inc.

The Company was authorized to issue up to 75,000,000 shares of its common stock with a par value of $0.001 per share.

On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 shares and its authorized preferred stock to 50,000,000 shares. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On February 1, 2010, the Company’s current CEO, Kasian Franks, acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the former CEO of the Company.

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

As of June 30, 2011, the Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content.

As of June 30, 2011, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

Note 2      Basis of Presentation

The interim financial statements are presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company as of and for the two year period ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

 Note 3      Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2011, the Company had an accumulated deficit of $5,920,169.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4      Significant Accounting Policies

Basis of Presentation

The interim financial statements present the balance sheets and statements of operations, and cash flows of the Company. The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2011, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

Note 5      Stockholders’ Equity (Deficit)

As of June 30, 2011, the Company was authorized to issue up to 300,000,000 shares of its common stock with a par value of $0.001 per share.

Six Months Ended June 30, 2011

On February 15, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000.

On February 16, 2011, the Company issued 1,500,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $750,000.

On March 8, 2011, the Company issued 1,400,000 shares of its common stock to six consultants in exchange for services rendered with a fair value of $980,000.

On April 18, 2011, the Company issued 160,000 shares of its common stock to three investors in exchange for an aggregate purchase price of $80,000.

On April 18, 2011, the Company issued 750,000 shares of its common stock to three consultants in exchange for services rendered with a fair value of $322,500.

On June 3, 2011, the Company issued 300,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $150,000.

On June 10, 2011, the Company issued 150,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $28,500.

On June 21, 2011, the Company issued 1,574,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $299,060.

Note 6      Warrants and Options

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

For the year ended December 31, 2010, the Company stock compensation expense was $535.

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

Subject to certain adjustments, 10,000,000 of the Company’s common stock have been authorized for issuance under the 2010 Stock Incentive Plan of which 2,812,500 shares were available for future grant as of June 30, 2011.  Shares authorized under the plan will be available for issuance pursuant to options or awards granted under the plan. The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

As approved by the Board of Directors on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,575,000 vest immediately and 3,437,500 valued at $1,443,750 vest quarterly over a four year period.

As of June 30, 2011, a total of 4,108,073 stock options valued at $1,728,702 had vested and the expense has been recorded as a stock based compensation.

During the three months ended June 30, 2011, $90,234 was recorded as stock based compensation.

The remaining total of 3,294,271 options valued at $1,290,048 will vest quarterly over a four year period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

The following table summarizes activity in the Company's stock option plans during the quarter ended June 30, 2011 and the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2009	-	$-
Granted	7,187,500	0.45
Balance at December 31, 2010	7,187,500	$0.45
Granted	-	-
Balance at June 30, 2011	7,187,500	$0.45

The following summarizes pricing and term information for options issued to consultants which are outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price

$0.45	7,187,500	9.58	$0.45	4,108,073	$0.45
$0.45	7,187,500	9.58	$0.45	4,108,073	$0.45

Note 7      Subsequent Events

As of the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the six months ended June 30, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Description of Business

Mimvi, Inc. (“the Company”) is a technology company that develops advanced algorithms and technology for mobile app (application) and mobile Internet related technology and personalized search, recommendation and discovery services to the consumer and enterprise. Our personalization technology automates the organization of mobile content. In detail, not only does it automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, online video along with matching advertising to social networking content and mobile content. Our personalization technology platform applies to all content. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, entertainment and educational videos of all kinds, including music videos. We focus our technology on a search, recommendation and discovery consumer destination Internet site for all of the world’s up and coming mobile apps. Mimvi also maintains social networking technology applied to the mobile Internet.

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

Revenue

For the three months ended June 30, 2011, revenues were $23,600 compared to zero for the three months ended June 30, 2010, an increase of $23,600.  During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

Expenses

For the three months ended June 30, 2011, expenses increased to $2,288,563 from $356,402 for the three months ended June 30, 2010, an increase of $1,932,161.  The increase is primarily due to professional fees and stock compensation expense.

Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010

Revenue

For the six months ended June 30, 2011, revenues were $51,320 compared to zero for the six months ended June 30, 2010, an increase of $51,320. During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

Expenses

For the six months ended June 30, 2011, expenses increased to $2,738,895 compared to $364,895 for the three months ended June 30, 2010, an increase of $2,374,000.  The increase is primarily due to professional fees and stock compensation expense.

Liquidity and Capital Resources

As of June 30, 2011, we had limited cash of $922, accounts receivable of $18,600 and $470,834 of total prepaid expenses as a result of stock issued in February 2011 for a consulting agreement.

As of June 30, 2011, we had total current liabilities of $573,971.

During the six months ended June 30, 2011, the Company issued 520,000 shares of its common stock for equity financing.  The shares were issued at $0.50 per share for an aggregate of $260,000 of which $30,000 was received in the year ended December 31, 2010.

Currently, we have limited funds to pay our liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impacting our ability to continue our existence.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the quarters ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Operating Activities	$(227,969)	$(325,605)
Investing Activities	-	(9,459)
Financing Activities	228,891	400,000
Net Effect on Cash	$922	$64,936

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

Going Concern Uncertainties

We currently have minimal sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" opinion in their audit report as of and for the year ended December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000.

On February 16, 2011, the Company issued 1,500,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $750,000.

On March 8, 2011, the Company issued 1,400,000 shares of its common stock to six consultants in exchange for services rendered with a fair value of $980,000.

On April 18, 2011, the Company issued 160,000 shares of its common stock to three investors in exchange for an aggregate purchase price of $80,000.

On April 18, 2011, the Company issued 750,000 shares of its common stock to three consultants in exchange for services rendered with a fair value of $322,500.

On June 3, 2011, the Company issued 300,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $150,000.

On June 10, 2011, the Company issued 150,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $28,500.

On June 21, 2011, the Company issued 1,574,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $299,060.

The issuance of these shares was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  Such reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

The Registrant hereby incorporates by reference into this Item 5 the disclosure contained in Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: September 6, 2011	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)