Form 10-Q
period 2011-09-30
MIMVI, INC.
filed 2011-11-14
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-54074

MIMVI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

268 Bush Street, Suite 4124 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	42,070,700 shares
(Class)	(Outstanding as of November 8, 2011)

MIMVI, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
MIMVI, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets

Current assets
Cash	$21,636	$-
Accounts receivable	3,000	18,600
Prepaid expenses	569,203	20,466
Total current assets	593,839	39,066

Deposit	-	7,104
Fixed assets, net	9,576	13,282

Total assets	$603,415	$59,452

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$601,610	$514,099
Note payable	25,000	-
Bank overdraft	-	1,109
Total current liabilities	626,610	515,208

Total liabilities	626,610	515,208

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of September 30, 2011 and December 31, 2010	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 40,920,700 and 32,910,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	40,920	32,910

Additional paid in capital	6,347,934	2,713,928
Common stock payable	-	30,000
Common stock escrowed as collateral for note payable	(62,500)	-
Deficit accumulated during development stage	(6,349,549)	(3,232,594)
Total stockholders' deficit	(23,195)	(455,756)

Total liabilities and stockholders' deficit	$603,415	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Operations
Unaudited

					Inception
	Three Months Ended		Nine Months Ended		(August 7, 2007)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

Revenue	$10,055	$-	$61,375	$-	$79,975

Expenses:

Executive compensation	-	-	-	-	10,000
Legal and professional fees	280,734	250,615	2,174,361	554,080	3,056,726
Services - stock compensation	90,234	-	877,428	-	3,063,137
General and administrative expenses	68,467	702,992	126,541	764,422	299,661
Total operating expenses	439,435	953,607	3,178,330	1,318,502	6,429,524

Loss from operations	(429,380)	(953,607)	(3,116,955)	(1,318,502)	(6,349,549)

Net loss	$(429,380)	$(953,607)	$(3,116,955)	$(1,318,502)	$(6,349,549)

Weighted average number of common shares outstanding - basic	39,198,750	32,205,495	36,715,718	95,795,956

Net loss per share - basic	$(0.01)	$(0.03)	(0.08)	(0.01)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			Inception
	For the nine months ended		(August 7, 2007)
	September 30,		to September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(3,116,955)	$(1,318,502)	$(6,349,549)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	3,706	1,274	6,215
Stock issued for executive compensation	-	-	10,000
Stock based compensation for services	2,692,809	550,553	4,878,518
Changes in operating assets and liabilities:
Accounts receivable	15,600	-	(3,000)
Prepaid expenses and deposits	27,569	(35,194)	-
Accounts payable	87,511	425,851	601,609
Net cash flows used in operating activities	(289,760)	(376,018)	(856,207)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,791)	(15,791)
Net cash flows used in investing activities	-	(15,791)	(15,791)

Cash flows from financing activities:
Bank overdraft	(1,109)	-	-
Donated capital	-	-	37,629
Proceeds from note payable	25,000	-	25,000
Proceeds from issuance of common stock	287,505	400,000	831,005
Net cash flows provided by financing activities	311,396	400,000	893,634

Net increase in cash	21,636	8,191	21,636

Cash and cash equivalents, beginning of period	-	129	-

Cash and cash equivalents, end of period	$21,636	$8,320	$21,636

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Increase in prepaid stock compensation	$569,203	$-	$569,203
Retirement of 275,000,000 shares of common stock	$-	$14,000	$14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
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

Subsequent to the closing of the Stock Purchase Agreement, on March 4, 2010 and September 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively.

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

As of September 30, 2011, the Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content.

As of September 30, 2011, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

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

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
Unaudited

Note 2  Basis of Presentation - (continued)

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

 Note 3  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2011, the Company had an accumulated deficit of $6,349,549.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
Unaudited

Note 4  Significant Accounting Policies – (continued)

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

Note 5  Note Payable

In August 2011, the Company converted $25,000 unreimbursed expenses made by a shareholder on behalf of the Company to a note payable.  The note payable is due in August 2012, bears interest at an annual rate of 12% and is secured by the issuance of 250,000 shares of the Company’s common stock.  The shares are being held in escrow with the shareholder’s legal counsel.

As of September 30, 2011, the common stock issued as collateral for this note payable is being recorded as $62,500 as a reduction of the equity pending the satisfaction of the note payable.

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
Unaudited

Note 6   Stockholders’ Deficit

As of September 30, 2011, the Company was authorized to issue up to 300,000,000 shares of its common stock with a par value of $0.001 per share.

Three Months Ended September 30, 2011

During the three months ended September 30, 2011, the Company issued 541,700 shares of its common stock for equity financing.  The shares were issued at an average per share price of $.11 for an aggregate of $57,505.

During the three months ended September 30, 2011, the Company issued 250,000 shares of its common stock with a fair value of $62,500 as collateral for a secured promissory note with a principal amount of $25,000.  The shares are currently being held in escrow during the term of the note.

During the three months ended September 30, 2011, the Company issued 1,325,000 shares of its common stock to consultants in exchange for services rendered with a fair value of $331,250.

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Company issued 1,061,700 shares of its common stock for equity financing.  The shares were issued at an average per share price of $.30 for an aggregate of $317,505 of which $30,000 was received in the year ended December 31, 2010.

Note 7   Warrants and Options

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

MIMVI, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011
Unaudited

Note 7   Warrants and Options – (continued)

Subject to certain adjustments, 10,000,000 shares of the Company’s common stock have been authorized for issuance under the 2010 Stock Incentive Plan of which 2,812,500 shares were available for future grant as of September 30, 2011.  Shares authorized under the plan will be available for issuance pursuant to options or awards granted under the plan. The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

As approved by the Board of Directors on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vest immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period.

As of September 30, 2011, a total of 4,537,761 stock options valued at $1,905,858 had vested and the expense has been recorded as stock based compensation.

As of September 30, 2011, the remaining 2,649,739 options valued at $1,223,695 will vest quarterly through November 2014.

During the three and nine months ended September 30, 2011, $90,234 and $274,014 was recorded as stock based compensation.

The Company utilizes the Black-Scholes-Merton (“Black-Scholes”) model as its option pricing model with the following weighted average assumptions for the nine months ended September 30, 2011.

September 30, 2011

Risk-Free Interest Rate	1.11%

Expected Dividend Yield	0%

Expected Life	5 years

Expected Volatility	164%

The following table summarizes activity in the Company's stock option plans:

	Number of Shares	Weighted Average Price Per Share

Balance at December 31, 2009	-	$-
Granted	7,187,500	0.45
Balance at December 31, 2010	7,187,500	$0.45
Granted	-	-
Balance at September 30, 2011	7,187,500	$0.45

The following summarizes pricing and term information for options issued to consultants which are outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price

$0.45	7,187,500	9.58	$0.45	2,649,741	$0.45
$0.45	7,187,500	9.58	$0.45	2,649,741	$0.45

Note 8.  Subsequent Events

On November 7, 2011, the Company issued 1,150,000 shares of its common stock to three (3) consultants in exchange for services rendered with a fair value of $322,000.

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

Description of Business

Mimvi, Inc. (“the Company”) is a technology company that develops advanced algorithms and technology for mobile app (application) and mobile Internet related technology and personalized search, recommendation and discovery services to the consumer and enterprise. Our personalization technology automates the organization of mobile content. In detail, not only does it automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, online video along with matching advertising to social networking content and mobile content. Our personalization technology platform applies to all content. However, we focus our technology in the area of search, recommendation and discovery results for mobile apps, entertainment and educational videos of all kinds, including music videos. We focus our technology on a search, recommendation and discovery consumer destination Internet site for the entire world’s up and coming mobile applications. Mimvi also maintains social networking technology applied to the mobile Internet.

Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010

Revenue

For the three months ended September 30, 2011, revenues were $10,055 compared to zero for the three months ended September 30, 2010, an increase of $10,055.  During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

 Expenses

For the three months ended September 30, 2011, expenses decreased to $439,435 from $953,607 for the three months ended September 30, 2010, a decrease of $514,172.  This decrease is primarily due to a decrease in general and administrative expenses.

Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, revenues were $61,375 compared to zero for the nine months ended September 30, 2010, an increase of $61,375. During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

Expenses

For the nine months ended September 30, 2011, expenses increased to $3,178,330 compared to $1,318,502 for the nine months ended September 30, 2010, an increase of $1,859,828.  The increase is primarily due to increased professional fees and stock compensation expense, partially offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $21,636, accounts receivable of $3,000 and $569,203 of total prepaid expenses as a result of stock issued in February 2011 and September 2011 under consulting and employment agreements.

As of September 30, 2011, we had total current liabilities of $626,610, which consisted of accounts payable of $601,610 and a $25,000 note payable due in August 2012 for unreimbursed expenses of a shareholder.  This note payable is secured by the issuance of 250,000 shares of our common stock.

During the nine months ended September 30, 2011, the Company issued 1,061,700 shares of its common stock for equity financing.  The shares were issued at an average per share price of $.30 for an aggregate of $317,515 of which $30,000 was received in the year ended December 31, 2010.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine months ended
	September 30,
	2011	2010
Operating activities	$(289,760)	$(376,018)
Investing activities	-	(15,791)
Financing activities	311,396	400,000
Net effect on cash	$21,636	$8,191

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

Going Concern Uncertainties

We currently have minimal sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a "going concern" opinion in their audit report as of and for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 6, 2011, the Company issued 250,000 shares of its common stock with a fair value of $62,500 as collateral for a secured promissory note with a principal amount of $25,000.  The shares are currently being held in escrow during the term of the note.

On September 6, 2011, the Company issued 625,000 shares of its common stock to three (3) consultants in exchange for services rendered with a fair value of $156,250.

On September 13, 2011, the Company issued 700,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $175,000.

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

On September 20, 2011, the Company issued 266,700 shares of its common stock to three (3) investors in exchange for an aggregate purchase price of $30,005.

On September 28, 2011, the Company issued 275,000 shares of its common stock to two (2) investors in exchange for an aggregate purchase price of $27,500.

These sales to investors involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2011.

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

MIMVI, INC.

Date: November 10, 2011	/s/ KASIAN FRANKS
Name: Kasian Franks
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)