Form 10-Q/A
period 2011-03-31
MIMVI, INC.
filed 2012-03-15
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54074

MIMVI, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 North Wolfe Road Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

818-483-3583

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

EXPLANATORY NOTE

Mimvi, Inc., (“the Company”) is filing this Form 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its restricted common stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on Form 10-Qfiled with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011.

The 1,400,000 shares of restricted common stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

The effect of this restatement on the Company’s financial statements for the three months ended March 31, 2011 are as follows:

Balance Sheet

•	Capital stock increased by $1,400. (1,400,000 shares * $.001 par value).
•	Additional paid in capital increased by $1,258,600. [(1,400,000 * $.90) - $1,400].
•	The deficit accumulated during the development stage (increased) by $1,260,000.

Statement of Operations

•	Services – stock compensation increased by $1,260,000.
•	Loss from operations (increased) by $1,260,000.
•	Net loss (increased) by $1,260,000.
•	The weighted average number of shares increased from 33,751,573 to 34,113,371.
•	The net loss per share (increased) from $(0.01) to $(0.05).

Statement of Cash Flows

•	Net loss (increased) by $1,260,000.
•	Stock based compensation for services increased by $1,260,000.
•	These restatements had no effect on the net cash flows used in operating activities

MIMVI, INC.

(A Development Stage Company)

Restated Balance Sheet

March 31, 2011

Unaudited

	As filed	Restatements	Restated
Assets
Current assets
Cash	$7,658	$-	$7,658
Accounts receivable	-	-	-
Prepaid expenses	661,783	-	661,783

Total current assets	669,441	-	669,441

Deposit	-	-	-
Fixed assets, net	12,047	-	12,047

Total assets	$681,488	$-	$681,488

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$639,622	$-	$639,622
Bank overdraft	-	-	-
Total current liabilities	639,622	-	639,622

Total liabilities	639,622	-	639,622

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of March 31, 2011	-	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 36,030,000 shares issued and outstanding	34,630	1,400	36,030
Additional paid in capital	3,662,442	1,258,600	4,921,042
Common stock payable	-	-	-
Deficit accumulated during development stage	(3,655,206)	(1,260,000)	(4,915,206)
Total stockholders' equity (deficit)	41,866	-	41,866

Total liabilities and stockholders' equity (deficit)	$681,488	$-	$681,488

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated

Revenue	$27,720	$-	$27,720

Expenses:
Executive compensation	-	-	-
Professional fees	228,563	-	228,563
Services - stock compensation	179,817	1,260,000	1,439,817
General and administrative expenses	41,952	-	41,952
Total operating expenses	450,332	1,260,000	1,710,332

Loss from operations	(422,612)	(1,260,000)	(1,682,612)

Provision for income taxes	-	-	-

Net loss	$(422,612)	$(1,260,000)	$(1,682,612)

Weighted average number of
common shares outstanding - basic	33,751,573	-	34,113,371

Net loss per share - basic	$(0.01)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated
Operating activities:
Net loss	$(422,612)	$(1,260,000)	$(1,682,612)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	1,235	-	1,235
Shares issued for executive compensation	-	-	-
Stock based compensation for services	179,817	1,260,000	1,439,817
Changes in operating assets and liabilities:
Accounts receivable	18,600	-	18,600
Prepaid assets and deposits	26,204	-	26,204
Accounts payable and accrued liability	125,523	-	125,523
Net cash flows used by operating activities	(71,233)	-	(71,233)

Investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Financing activities:
Bank overdraft	(1,109)	-	(1,109)
Donated capital	-	-	-
Proceeds from issuances of common stock	80,000	-	80,000
Net cash provided by financing activities	78,891	-	78,891

Net increase (decrease) in cash	7,658	-	7,658

Cash - beginning	-	-	-
Cash - ending	$7,658	$-	$7,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non - cash transactions
Increase in prepaid stock compensation	$660,417	$-	$660,417
Retirement of 270,000,000 shares of common stock	$-	$-	$-
Shares issued for executive compensation	$-	$-	$-
Number of shares issued for executive compensation	-	-	-

The accompanying notes are an integral part of these financial statements

5

MIMVI, INC.

PART I – FINANCIAL INFORMATION

MIMVI, INC.

 (A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
	RESTATED
Assets

Current assets:
Cash	$7,658	$-
Accounts receivable	-	18,600
Prepaid expenses	661,783	20,466

Total current assets	669,441	39,066

Deposit	-	7,104
Fixed assets, net	12,047	13,282

Total assets	$681,488	$59,452

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$639,622	$514,099
Bank overdraft	-	1,109
Total current liabilities	639,622	515,208

Total liabilities	639,622	515,208

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 outstanding at March 31, 2011and December 31, 2010
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,030,000 and 32,910,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	36,030	32,910
Additional paid-in capital	4,921,042	2,713,928
Common stock payable	-	30,000
Deficit accumulated during development stage	(4,915,206)	(3,232,594)
Total stockholders’ equity (deficit)	41,866	(455,756)

Total liabilities and stockholders’ equity (deficit)	$681,488	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

Unaudited

			Inception
	Three Months Ended		(August 7, 2007) to
	March 31,		March 31,
	2011	2010	2011
	RESTATED
Revenue	$27,720	$-	$46,320

Expenses:
Executive compensation	-	-	10,000
Professional fees	228,563	-	1,110,926
Services-stock compensation	1,439,817	-	3,625,526
General and administrative expenses	41,952	8,493	215,074
Total expenses	1,710,332	8,493	4,961,526

Net loss	$(1,682,612)	$(8,493)	$(4,915,206)

Weighted average number of
common shares outstanding – basic	34,113,371	30,100,000

Net loss per share – basic	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

 (A Development Stage Company)

Statements of Cash Flows

Unaudited

			Inception
	For the three months ended March 31,		(August 7, 2007) to March 31,
	2011	2010	2011
Operating activities	RESTATED		RESTATED
Net loss	$(1,682,612)	$(8,493)	$(4,915,206)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,235	-	3,744
Shares issued for executive compensation	-	-	10,000
Stock based compensation for services	1,439,817	553	3,625,526
Changes in operating assets and liabilities:
Accounts receivable	18,600	-	-
Prepaid assets and deposits	26,204	-	(1,366)
Accounts payable and accrued liability	125,523	7,911	639,622
Net cash used by operating activities	(71,233)	(29)	(637,680)

Investing activities
Purchase of property and equipment	-	-	(15,791)
Net cash used by investing activities	-	-	(15,791)

Financing activities
Bank overdraft	(1,109)	-	-
Donated capital	-	-	37,629
Proceeds from issuances of common stock	80,000	-	623,500
Net cash provided by financing activities	78,891	-	661,129

Net increase (decrease) in cash	7,658	(29)	7,658
Cash – beginning	-	129	-
Cash – ending	$7,658	$100	$7,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Increase in prepaid stock compensation	$660,417	$-	$660,417
Retirement of 270,000,000 shares of common stock	-	9,000	14,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

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

Note 2 – Restatements

The interim financial statements included herein, have been restated because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011.

The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

These equity based transactions had previously been recorded and reported as professional fees in the 10-Q as of and for the three months ended June 30, 2011 that was filed with the SEC on September 6, 2011.

The effect of these restatements are as follows:

Balance Sheet as of March 31, 2011

•	Capital stock increased by $1,400. (1,400,000 shares * $.001 par value).
•	Additional paid in capital increased by $1,258,600. [(1,400,000 * $.90) - $1,400].
•	The deficit accumulated during the development stage (increased) by $1,260,000.

Statement of Operations for the three months ended March 31, 2011

•	Services – stock compensation increased by $1,260,000.
•	Loss from operations (increased) by $1,260,000.
•	Net loss (increased) by $1,260,000.
•	The weighted average number of shares increased from 33,751,573 to 34,113,371.
•	The net loss per share (increased) from $(0.01) to $(0.05).

Statement of Cash Flows for the three months ended March 31, 2011

•	Net loss (increased) by $1,260,000.
•	Stock based compensation for services increased by $1,260,000.
•	These restatements had no effect on the net cash flows used in operating activities

MIMVI, INC.

(A Development Stage Company)

Restated Balance Sheet

March 31, 2011

Unaudited

	As filed	Restatements	Restated
Assets
Current assets
Cash	$7,658	$-	$7,658
Accounts receivable	-	-	-
Prepaid expenses	661,783	-	661,783

Total current assets	669,441	-	669,441

Deposit	-	-	-
Fixed assets, net	12,047	-	12,047

Total assets	$681,488	$-	$681,488

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$639,622	$-	$639,622
Bank overdraft	-	-	-
Total current liabilities	639,622	-	639,622

Total liabilities	639,622	-	639,622

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of March 31, 2011	-	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 36,030,000 shares issued and outstanding	34,630	1,400	36,030
Additional paid in capital	3,662,442	1,258,600	4,921,042
Deficit accumulated during development stage	(3,655,206)	(1,260,000)	(4,915,206)
Total stockholders' equity (deficit)	41,866	-	41,866

Total liabilities and stockholders' equity (deficit)	$681,488	$-	$681,488

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated

Revenue	$27,720	$-	$27,720

Expenses:
Executive compensation	-	-	-
Professional fees	228,563	-	228,563
Services - stock compensation	179,817	1,260,000	1,439,817
General and administrative expenses	41,952	-	41,952
Total operating expenses	450,332	1,260,000	1,710,332

Loss from operations	(422,612)	(1,260,000)	(1,682,612)

Net loss	$(422,612)	$(980,000)	$(1,682,612)

Weighted average number of
common shares outstanding - basic	33,751,573	-	34,113,371

Net loss per share - basic	$(0.01)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated
Operating activities:
Net loss	$(422,612)	$(1,260,000)	$(1,682,612)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	1,235	-	1,235
Shares issued for executive compensation	-	-	-
Stock based compensation for services	179,817	1,260,000	1,439,817
Changes in operating assets and liabilities:
Accounts receivable	18,600	-	18,600
Prepaid assets and deposits	26,204	-	26,204
Accounts payable and accrued liability	125,523	-	125,523
Net cash flows used by operating activities	(71,233)	-	(71,233)

Investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Financing activities:
Bank overdraft	(1,109)	-	(1,109)
Donated capital	-	-	-
Proceeds from issuances of common stock	80,000	-	80,000
Net cash provided by financing activities	78,891	-	78,891

Net increase (decrease) in cash	7,658	-	7,658

Cash - beginning	-	-	-
Cash - ending	$7,658	$-	$7,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non - cash transactions
Increase in prepaid stock compensation	$660,417	$-	$660,417
Retirement of 270,000,000 shares of common stock	$-	$-	$-
Shares issued for executive compensation	$-	$-	$-
Number of shares issued for executive compensation	-	-	-

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 3 – History and organization of the company

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

Note 4 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2010, the Company had an accumulated deficit of $4,915,206. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 5 – Significant Accounting Policies

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

Note 6 – Stockholders’ Equity (Deficit)

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 6 – Stockholders’ Equity (Deficit), Continued

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 6 – Stockholders’ Equity (Deficit), Continued

On March 8, 2011, the Company issued 1,400,000 shares of its common stock to six consultants in exchange for services rendered with a fair value of $1,260,000.

Note 7 – Warrants and options

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

Note 7 – Warrants and options (continued)

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

Note 8 – Related party transactions

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 5 - " Significant Accounting Policies" to the Financial Statements of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Restatements

The interim financial statements included herein, have been restated because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011.

The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance .

The effect of these restatements are as follows:

Balance Sheet as of March 31, 2011

•	Capital stock increased by $1,400. (1,400,000 shares * $.001 par value).
•	Additional paid in capital increased by $1,258,600. [(1,400,000 * $.90) - $1,400].

•	The deficit accumulated during the development stage (increased) by $1,260,000.

Statement of Operations for the three months ended March 31, 2011

•	Services – stock compensation increased by $1,260,000.
•	Loss from operations (increased) by $1,260,000.
•	Net loss (increased) by $1,260,000.
•	The weighted average number of shares increased from 33,751,573 to 34,113,371.
•	The net loss per share (increased) from $(0.01) to $(0.05).

Statement of Cash Flows for the three months ended March 31, 2011

•	Net loss (increased) by $1,260,000.
•	Stock based compensation for services increased by $1,260,000.
•	These restatements had no effect on the net cash flows used in operating activities

MIMVI, INC.

(A Development Stage Company)

Restated Balance Sheet

March 31, 2011

Unaudited

	As filed	Restatements	Restated
Assets
Current assets
Cash	$7,658	$-	$7,658
Accounts receivable	-	-	-
Prepaid expenses	661,783	-	661,783

Total current assets	669,441	-	669,441

Deposit	-	-	-
Fixed assets, net	12,047	-	12,047

Total assets	$681,488	$-	$681,488

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$639,622	$-	$639,622
Bank overdraft	-	-	-
Total current liabilities	639,622	-	639,622

Total liabilities	639,622	-	639,622

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of March 31, 2011	-	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 36,030,000 shares issued and outstanding	34,630	1,400	36,030
Additional paid in capital	3,662,442	1,258,000	4,921,042
Common stock payable	-	-	-
Deficit accumulated during development stage	(3,655,206)	(1,260,000)	(4,915,206)
Total stockholders' equity (deficit)	41,866	-	41,866

Total liabilities and stockholders' equity (deficit)	$681,488	$-	$681,488

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated

Revenue	$27,720	$-	$27,720

Expenses:
Executive compensation	-	-	-
Professional fees	228,563	-	228,563
Services - stock compensation	179,817	1,260,000	1,439,817
General and administrative expenses	41,952	-	41,952
Total operating expenses	450,332	1,260,000	1,710,332

Loss from operations	(422,612)	(1,260,000)	(1,682,612)

Provision for income taxes	-	-	-

Net loss	$(422,612)	$(980,000)	$(1,682,612)

Weighted average number of
common shares outstanding - basic	33,751,573	-	34,113,371

Net loss per share - basic	$(0.01)	$(0.03)	$(0.05)

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Statements of Cash Flows

For the three months ended March 31, 2011

Unaudited

	As filed	Restatements	Restated
Operating activities:
Net loss	$(422,612)	$(1,260,000)	$(1,682,612)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	1,235	-	1,235
Shares issued for executive compensation	-	-	-
Stock based compensation for services	179,817	1,260,000	1,439,817
Changes in operating assets and liabilities:
Accounts receivable	18,600	-	18,600
Prepaid assets and deposits	26,204	-	26,204
Accounts payable and accrued liability	125,523	-	125,523
Net cash flows used by operating activities	(71,233)	-	(71,233)

Investing activities:
Purchase of property and equipment	-	-	-
Net cash used by investing activities	-	-	-

Financing activities:
Bank overdraft	(1,109)	-	(1,109)
Donated capital	-	-	-
Proceeds from issuances of common stock	80,000	-	80,000
Net cash provided by financing activities	78,891	-	78,891

Net increase (decrease) in cash	7,658	-	7,658

Cash - beginning	-	-	-
Cash - ending	$7,658	$-	$7,658

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non - cash transactions
Increase in prepaid stock compensation	$660,417	$-	$660,417
Retirement of 270,000,000 shares of common stock	$-	$-	$-
Shares issued for executive compensation	$-	$-	$-
Number of shares issued for executive compensation	-	-	-

The accompanying notes are an integral part of these financial statements

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

Expenses

Expenses increased to $1,682,612 for the quarter ended March 31, 2011, compared to $8,493 for the quarter ended March 31, 2010, an increase of $1,674,119.  In 2010, we commenced our current business.  The increase is primarily due to $228,563 in professional fees and $1,439,817 related to stock compensation expense.  Our expenses incurred from inception was $4,915,206.

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

We incurred $1,682,612 in net losses during the quarter ending March 31, 2011 and $4,915,206 in cumulative net losses from inception (August 7, 2007) to March 31, 2011. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the development of our technology, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expenses and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:   Going Concern

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

 On March 8, 2011, the Company issued 1,400,000 shares of its common stock to six consultants in exchange for services rendered with a fair value of $1,260,000.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: March 12, 2012	/s/ MICHAEL POUTRE
Name: Michael Poutre
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

