Form 10-Q/A
period 2011-06-30
MIMVI, INC.
filed 2012-03-15
CIK 1428397

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

Commission File Number: 000-54074

MIMVI, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 North Wolfe Road, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)
268 Bush Street, Suite 4124, San Francisco, CA, 94104 (former address of principal executive offices)

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

EXPLANATORY NOTE

Mimvi, Inc., (“the Company”) is filing this Form 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011..

The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

This restatement had the following effect on the Company’s Statement of Operations for the three months ended June 30, 2011:

Statement of Operations for the three months ended June 30, 2011

•	Professional fees were decreased by the $1,260,000

•	The net loss per share decreased from $(0.06) to $(0.03).

This restatement had no other effect on the Company’s financial statements for the three and six months ended June 30, 2011.

MIMVI, INC.

(A Development Stage Company)

Restated Statements of Operations

For the three months ended June 30, 2011

Unaudited

	As filed	Restatement	Restated

Revenue	$23,600	$-	$23,600

Expenses:
Executive compensation	-	-	-
Professional fees	1,665,064	(1,260,000)	405,064
Services - stock compensation	607,377	-	607,377
General and administrative expenses	16,122	-	16,122
Total operating expenses	2,288,563	(1,260,000)	1,028,563

Loss from operations	(2,264,963)	(1,260,000)	(1,004,963)

Provision for income taxes	-	-	-

Net loss	$(2,264,963)	$(1,260,000)	$(1,004,963)

Weighted average number of common shares outstanding - basic	37,029,067	-	37,029,067

Net loss per share - basic	$(0.06)	$-	$(0.03)

The accompanying notes are an integral part of these financial statements

2

MIMVI, INC.

PART I – FINANCIAL INFORMATION

MIMVI, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets

Current assets
Cash	$922	$-
Accounts receivable	18,600	18,600
Prepaid expenses	470,834	20,466

Total current assets	490,356	39,066

Deposit	-	7,104
Fixed assets, net	10,811	13,282

Total assets	$501,167	$59,452

Liabilities and Stockholders' (Deficit)

Current liabilities
Accounts payable	$573,971	$514,099
Bank overdraft	-	1,109
Total current liabilities	573,971	515,208

Total liabilities	$573,971	$515,208

Commitments and contingencies

Stockholders' (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 38,804,000 and 32,910,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	38,804	32,910
Additional paid in capital	5,808,561	2,713,928
Common stock payable	-	30,000
Deficit accumulated during development stage	(5,920,169)	(3,232,594)
Total stockholders' (deficit)	(72,804)	(455,756)

Total liabilities and stockholders' (deficit)	$501,167	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

Unaudited

					Inception
	Three Months Ended		Six Months Ended		(August 7, 2007)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011
	RESTATED

Revenue	$23,600	$-	$51,320	$-	$69,920

Expenses:
Executive compensation	-	-	-	-	10,000
Professional fees	405,064	303,465	1,893,627	303,465	2,775,992
Services - stock compensation	607,377	-	787,194	-	2,972,903
General and administrative expenses	16,122	52,937	58,074	61,430	231,194
Total operating expenses	1,028,563	356,402	2,738,895	364,895	5,990,089

Loss from operations	(1,004,963)	(356,402)	(2,687,575)	(364,895)	(5,920,169)

Net loss	$(1,284,963)	$(356,402)	$(2,687,575)	$(364,895)	$(5,920,169)

Weighted average number of common shares outstanding - basic	37,029,067	35,510,000	35,581,867	128,305,000

Net loss per share - basic	$(0.03)	$(0.01)	(0.08)	(0.00)

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

Note 3 Restatement

Mimvi, Inc., (“the Company”) is filing this Form 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011..

The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

This restatement had the following effect on the Company’s Statement of Operations for the three months ended June 30, 2011:

Statement of Operations for the three months ended June 30, 2011

•	Professional fees were decreased by the $1,260,000

•	The net loss per share decreased from $(0.06) to $(0.03).

This restatement had no other effect on the Company’s financial statements for the three and six months ended June 30, 2011.

MIMVI, INC.

(A Development Stage Company)

Restated Statements of Operations

For the three months ended June 30, 2011

Unaudited

	As filed	Restatement	Restated

Revenue	$23,600	$-	$23,600

Expenses:
Executive compensation	-	-	-
Professional fees	1,665,064	(1,260,000)	405,064
Services - stock compensation	607,377	-	607,377
General and administrative expenses	16,122	-	16,122
Total operating expenses	2,288,563	(1,260,000)	1,028,563

Loss from operations	(2,264,963)	(1,260,000)	(1,004,963)

Provision for income taxes	-	-	-

Net loss	$(2,264,963)	$(1,260,000)	$(1,004,963)

Weighted average number of common shares outstanding - basic	37,029,067	-	37,029,067

Net loss per share - basic	$(0.06)	$-	$(0.03)

The accompanying notes are an integral part of these financial statements

Note 4       Going Concern

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

Note 5      Significant Accounting Policies

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

Note 6      Stockholders’ Equity (Deficit)

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

Note 8 Subsequent Events

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

Restatement

Mimvi, Inc., (“the Company”) is filing this Form 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011..

The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

This restatement had the following effect on the Company’s Statement of Operations for the three months ended June 30, 2011:

Statement of Operations for the three months ended June 30, 2011

•	Professional fees were decreased by the $1,260,000

•	The net loss per share decreased from $(0.06) to $(0.03).

This restatement had no other effect on the Company’s financial statements for the three and six months ended June 30, 2011.

MIMVI, INC.

(A Development Stage Company)

Restated Statements of Operations

For the three months ended June 30, 2011

Unaudited

	As filed	Restatement	Restated

Revenue	$23,600	$-	$23,600

Expenses:
Executive compensation	-	-	-
Professional fees	1,665,064	(1,260,000)	405,064
Services - stock compensation	607,377	-	607,377
General and administrative expenses	16,122	-	16,122
Total operating expenses	2,288,563	(1,260,000)	1,028,563

Loss from operations	(2,264,963)	(1,260,000)	(1,004,963)

Provision for income taxes	-	-	-

Net loss	$(2,264,963)	$(1,260,000)	$(1,004,963)

Weighted average number of common shares outstanding - basic	37,029,067	-	37,029,067

Net loss per share - basic	$(0.06)	$-	$(0.03)

The accompanying notes are an integral part of these financial statements

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

Revenue

For the three months ended June 30, 2011, revenues were $23,600 compared to zero for the three months ended June 30, 2010, an increase of $23,600.  During 2010, we commenced our business.  The revenue consisted of enterprise consulting revenue.

Expenses

For the three months ended June 30, 2011, expenses increased to $1,004,963 from $356,402 for the three months ended June 30, 2010, an increase of $648,561.  The increase is primarily due to professional fees and stock compensation expense.

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

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

Date: March 12, 2012	/s/Michael Poutre
Name: Michael Poutre
Title: Chief Executive Officer
Principal Executive Officer

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

