Form 10-K
period 2011-12-31
MIMVI, INC.
filed 2012-04-16
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________.to _______________.

Commission file number  000-54074

Mimvi, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0685980 (I.R.S. Employer Identification No.)

440 North Wolfe Road

Sunnyvale, CA 94085

(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code  818-483-3583

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐        No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3,583,397 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the Over-the-Counter Bulletin Board on June 30, 2011). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of April 13, 2012 there were 46,924,985 shares of the Registrant's common stock outstanding.

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

Item 1. Business

History

The Company was organized on August 7, 2007 (Date of Inception) under the laws of the State of Nevada, as Fashion Net, Inc. whose business was to act as a fashion marketing/consulting company for specialty apparel goods. On February 1, 2010, Kasian Franks acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the Company’s former Chief Executive Officer. On March 4, 2010 and June 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively.  As part of the change in control of the Company, the Board of Directors determined to change the direction of the Company’s business.  In connection with this change of direction, on April 12, 2010, the Company changed its name to “Mimvi, Inc.” .

The Company was originally authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001 per share. On April 12, 2010, the Company approved a 30 for 1 forward stock split and increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000. All references in these financial statements to the number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Our operations are organized into a single reportable segment. During our fiscal year ended December 31, 2011, we generated net revenues of $70,575 and net loss $4,126,458. See Item 8 of Part II for more information on our balance sheets as of December 31, 2011, and 2010 and our statements of operations, statements of stockholders' deficit, and statements of cash flows for each of the two years in the period ended December 31, 2011. Our fiscal year end is December 31. Our corporate headquarters are located at 440 North Wolfe Road, Sunnyvale, California 94085. Our website address is www.mimvi.com.

Overview

Mimvi, Inc. is a technology company that develops advanced mobile apps, algorithms and technology for personalized search, recommendation and discovery services for the mobile app and social networking industry. Our personalization technology automates the organization of content connected to mobile apps and social networking apps. In detail, it extracts intelligent connections between mobile apps during the process of personalization, recommendation and discovery on the mobile internet. Behind our technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, social networking apps, and web apps. Our technology platform applies to all content on the Mobile Internet, although we focus our technology on a search, recommendation and discovery platform that can be used by consumers and mobile app and social networking developers.

Consumers generally know what they want in terms of mobile apps and social networking apps but do not necessarily know how or where to find them. Consumers today are forced to spend substantial time and energy to locate and organize the mobile apps, products, services and social networking content they desire.

During the last fifteen to twenty years, standard search engine technology has been able to provide valuable but only partial solutions toward helping consumers find the content they are looking for. New kinds of search companies are beginning to arise that provide value beyond today’s commoditized and limited search results. Mimvi leads this new revolution with its search, recommendation and discovery technology platform utilizing advanced algorithms that automates intelligent connections while organizing content. In detail, not only does Mimvi’s platform automate the process of search, but importantly, the process of personalization, recommendation and discovery of content. Our personalization technology platform applies to all content on any device, including mobile apps on social networking sites such as Facebook and Google+ and mobile apps for Apple’s iPhone and iPad, Google Android devices and tablets, Samsung, Microsoft Windows Mobile platforms and RIM Blackberry devices and tablets. However, we are currently focusing our technology in the area of mobile app development, and search, recommendation and discovery of mobile apps and social networking apps.

The fierce competitive landscape of mobile apps presents a huge opportunity for Mimvi to provide a solution to consumers that will automatically organize and recommend mobile apps for all mobile platforms in an unbiased and agnostic way.

Transactions, revenue and profit that occur on our personalization platform are composed of recommended products, merchandise and advertisements from large companies to small individuals. Our own personalization technology and algorithms are used to create contextual and relevant matches between the content it organizes and the products, merchandise and services from advertisers large and small. These approaches are applied to sponsored search results, in-app transactions and matching relevant mobile apps to mobile content and web content utilizing our MimviLink platform. This platform functions as an advertising network similar to Google's AdSense where instead of text ads, mobile apps are matched to content.

Business Overview

Mobile applications are the new “websites” and mobile devices are the new “browsers”. Our technology excels at helping people search for and find personalized mobile apps such as iPhone apps, Google Android apps, Windows Mobile apps, and many others.

A multi-billion dollar revenue difference exists that favors leading search engines over leading social networks. Our business combines the value of search engines and social networks to provide the world’s largest personalized search and recommendation engine for social networking apps, and mobile app.

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

Services and Products

Our products branch from our core search, discovery and personalization technology platform. These products include:

Specialized Web and Mobile Content Crawling and Aggregation Systems

We have developed technology that algorithmically targets, aggregates and monitors mobile application marketplaces from Apple, Google, Facebook and many other mobile and social platform providers. Our technology ‘talks’ to sites like these to determine what content is available to better organize for the consumer. The technology does not store content but rather data related to the content that can be used to provide better search, recommendation and discovery into these content storage sites.

Our specialized content aggregation systems target, aggregates and monitors social networking apps, iPhone an iPad apps, Android apps and other mobile app sites and marketplaces such as those provided by Facebook, Apple, Google and other mobile carriers and platforms. Our technology generates data that enables advanced search, recommendation and discovery of all mobile apps found on the web and on mobile operating systems.

Advanced Personalization, Recommendation, Automated Discovery and Matching Platforms

Our personalization platforms consist of algorithms that contextually match content to consumer demand. These algorithms gather and generate context surround this content to provide advanced search, recommendation and discovery. Mimvi algorithms are based on vector space methods. Combining these methods results in the Mimvi personalized search, recommendation, discovery and matching platforms.

Vector Space Search Indexing Technology

The individual algorithmic component of vector space indexing enables the Company to generate context vectors of context for content such as mobile apps and websites. These vectors can be compared with other vectors for advanced contextual matching of mobile apps.

Vertical & Specialized Search Engines for Mobile and Social Networking Apps

Using the above mentioned methods and platforms, our technology includes vertical search and specialized search interfaces that focus on specific content providing a more targeted search result set.

Algorithm Development Services

We offer vector space algorithm development for customized solutions applied to mobile platforms, social networks, consumer websites and enterprise partners.

Powerful Application Programming Interfaces (APIs) for Partners & Third Parities

All of our technology platforms come enabled with APIs for efficient access and development of third party applications. This results in a broad ecosystem of close partners that benefit from our technology.

Simplified Scalable Consumer Mobile, Social and Web Offerings

Our technology’s core is its ability to offer search and recommendation technology to mobile app stores and social networks in a scalable manor to maintain user retention while increasing user adoption. These abilities enable the consumer with simple and transparent access to powerful personalized search, recommendation and discovery interfaces.

MimviLink™

MimviLink enables mobile app developers and advertisers to match Web and Mobile Content to relevant mobile apps. MimviLink™ provides a way for consumers to access mobile apps related to the content they are viewing on the web. MimviLink™ enables any company or individual with a mobile app to gain greater exposure for their mobile app by having it matched and displayed next to relevant web and mobile content.

Algorithms, Technology & IP

Personalized Search & Recommendation Platforms that Index Mobile Applications and Social Networking Applications

Similar to a major search or recommendation engine, Mimvi intends to be the leading personalized search, discovery and recommendation destination consumer site for Mobile Applications and Social Networking Applications. Today’s “mobile apps” are like yesterday’s “websites”.

Mobile apps and social networking apps are being produced at an unprecedented rate and they need to be organized and personalized with simplicity and power. But they need more than yesterday’s keyword-based search technology. Our personalized search, discovery and recommendation algorithm for mobile applications utilizes cognitive computing algorithms combining information from the mobile web, major search engines and social networks. This algorithm powers our leading search and recommendation engine along with social components for mobile and social applications available to consumers worldwide.

Sales and Marketing

General Technology Strategy

The technology team at Mimvi considers the UI (User Interface) and UX (User Experience) integral to any technology consumer web, social or mobile application. This also includes specific technology applications in these areas:

•    Specialized Mobile, Social and Web Apps and Content Aggregation Systems

•    Advanced Personalization, Recommendation, Automated Discovery and Matching

•    Vector Space Search Indexing Technology

•    Vertical & Specialized Search Engines for Mobile App Stores and Social Networks

•    Cognitive Computing Algorithm Development

•    Powerful APIs

•    Simplified Scalable Consumer Offerings

We adhere to a solid release schedule with the first series of releases, which include search and recommendation for mobile apps and a surrounding TV-like channel consumption of entertainment content based on search and automated discovery experiences.

Additional releases from the Company include providing users and developers with an array of easy to use tools to create and share applications. Our products and services are tightly integrated with revenue approaches that stick to the theme of purchasing search results or keywords surrounding automated content driven channel experiences. Our products and services are being developed to be fully iPhone, iPod Touch, Google Android, Samsung and Windows Mobile compatible. Our company reflects a passion for the human desire to search and discover, and the belief that soon everything on the Web will need to be consumed based on simple, powerful personalized search and automated discovery experiences.

Transaction Platforms

Our algorithms are coupled with advertising platforms that match relevant personalized mobile apps, products, services, virtual goods and merchandise within mobile app stores and social networks. The platform is available to large and small advertisers of mobile apps and general advertisements. The Company’s advertising marketplace and transaction platform support in-app transactions, mobile payments, micropayments associated to virtual currency and goods.

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

•    App Marketplaces (based on Mimvi search and automated discovery APIs)

•    API Results Distribution

•    Revenue Sharing & Equity Positioning Based on Mimvi-powered Ecosystem Partners

•    Tiered subscriptions connected to advanced search and automated discovery experiences

•    Lead generation

•    Advertising

•    Enterprise Licensing & Consulting

In the era of this new mobile internet economy, personalized search and automated discoveries are more important than ever in converting consumers into paying customers. Whether the sector is music, health, movies or books, customers are always looking for guidance and suggestions as to what mobile apps and purchases might best suit their desires.

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

We recognize that on the Internet and mobile internet there is a large market demand for powerful experiences defined by the consumer. New Internet content experiences relate to vertical and specialized search, automated discovery and personalization platforms connecting people to mobile apps with unprecedented ease and refreshing simplicity.

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

Logistics and Inventory

We use the Internet and mobile internet to manage its logistics. This includes its consumer web destination sites. We utilize several network operations centers and server farms along with cloud computing centers in partnership with Amazon and Rackspace, Inc. These are located San Francisco CA, Berkeley CA, and New York, NY.

Competition

Major Competitors

Our primary public market competitors include Google, Apple, Baidu, Amazon, Yandex and NetFlix. Apple recently acquired our primary privately held competitor, Chomp, Inc. Many have the opportunity to qualify as competitors to the Mimvi experience. As competitors, we consider leading search engines, social networks and companies that have used entertainment content to capture the attention and loyalty of consumers in a limited way. Companies that have used entertainment as a foundation to introduce new hardware and expanded search experiences remain competitive to our Company.

Our competitors such as Google, Apple, Baidu, Amazon, Yandex, NetFlix and many others have clearly benefited from offering platforms founded on entertainment content combined with search experiences.

We recognize the importance of competing not only on the battlegrounds of consumer acquisition but also in revenue potential based on new hybrid revenue models for a new mobile internet economy.

Our Competitive Advantages

Our primary competitive advantage is our proprietary set of search and discovery algorithms based on cognitive computing approaches together with a team and strategy that has a proven track record of success at executing commercial-grade platforms that excite consumers, enterprises and academic institutions. At its core, our technology applies to automated intelligence acquisition in any data domain and for any device.

We understand the power of combining search technology with entertainment content and how this has proved successful for companies such as Apple, Baidu, Yandex, NetFlix and Google.

Our team has a high-level of prescience when it comes to understanding what excites the consumer and investors. This includes, but is not limited to, our current strategy of initially applying cognitive computing technology to enable the world’s largest search and discovery engine to help people find mobile apps. Mobile devices are the new "browsers" and mobile apps are the new “websites,” which are increasing at an ever-increasing rate on varying platforms including the iPhone, Google Android, and Windows Mobile.

Our competitive advantages also include the ability to cross-pollinate user traffic, consumer attention and revenue between our search and discovery properties.

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

Business Development

Acquiring high quality traffic remains a high priority for us. As a search engine, high quality traffic is defined by the number of searches users conduct on the platform. High quality traffic can be defined by revenue potential. Traffic acquisition methods are not new to our strategy and engineering teams. Our team has a track record of execution on this front. A focus within the enterprise on both traffic acquisition and customer acquisition is key. This is due to our unique growth strategy of cross-pollination from the enterprise to the consumer market and vice-versa. We also focus on cross-pollination to and from product offerings that spawn from the overall platform.

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

Legal Proceedings

The Company is not a party to any pending material legal proceedings.

Employees

The Company currently has two employees and several consultants under its umbrella.   The Company intends to eventually convert those consultants into employees upon raising enough capital. These consultants include an Engineering & Design Team, a Media Content Team, and a Corporate Strategy & Business Development Team.

Description of Properties

The Company currently leases office space in two locations. In Silicon Valley, our offices are at 440 Wolfe Road, Sunnyvale, Ca.94085, and in Southern California we are located at 31255 Cedar Valley Dr., Westlake Village, Ca. 91362. Our website is www.mimvi.com and our general contact email is contact@mimvi.com.

Additionally, we use the Internet to manage our logistics. This includes our consumer web destination sites. We utilize several network operations centers, content delivery networks and server farms along with cloud computing centers in partnership with Amazon and Rackspace, Inc. These are located San Francisco CA, Berkeley CA, New York, NY and Nagoya, Japan.

Intellectual Properties & Licenses

Our success and ability to compete are substantially dependent upon our internally developed technology and expertise.

We rely on copyright, trade secret, and trademark law to protect our technology. We currently do not have any patents or pending patent applications. We also believe that factors such as the technological and creative skills of our personnel, and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

Our success will depend in part upon our ability to protect our intellectual property rights. We cannot be certain that other parties will not contest our intellectual property rights.

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

Risks Related to the Company's Operations

We have limited financial resources and are dependent on raising additional funds to support future operations.

As of December 31, 2011, we had no cash and $329,467 in total current assets and we had total current liabilities of $1,010,630. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of December 31, 2011. We have limited funds to pay current debts and liabilities. Should one or more of our creditors demand immediate payment, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $4,126,458 in net losses during the year ended December 31, 2011 and $7,359,052 in cumulative net losses from inception (August 7, 2007) to December 31, 2011. As a development stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the development of our technology, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expenses and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion: Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements as of and for the two years ended December 31, 2011 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2011, we had $1,010,630 reflected as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 28.4% of our common shares as of April 13, 2012. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

As the Company has no recent operating history and minimal revenue, there is a risk that we will be unable to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues.

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

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently subleases office space in Sunnyvale, California and Westlake Village, California. Due to limited financial resources the Company may choose to conserve its funds for the purpose of maintaining less expensive office lease agreements. Our website is http://www.mimvi.com and our general contact email is contact@mimvi.com.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Our common stock is quoted under the symbol "MIMV" on the OTC Bulletin Board and the OTCQB, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from Yahoo/Finance, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2010 and December 31, 2011 are set forth in the table below:

	Price Range
	High($)	Low($)

Quarter ended 3/31/10	$—	$—
Quarter ended 6/30/10	$—	$—
Quarter ended 9/30/10	$1.50	$0.05
Quarter ended 12/31/10	$1.01	$0.25
Quarter ended 3/31/11	$1.00	$0.25
Quarter ended 6/30/11	$0.70	$0.19
Quarter ended 9/30/11	$0.75	$0.06
Quarter ended 12/31/11	$0.29	$0.06

Holders: As of April 12, 2012, there were approximately 116 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On November 09, 2011, the Company issued 90,000 shares of its common stock for interest to three note holders with a fair value of $18,300.

On November 25, 2011, the Company issued 30,000 shares of its common stock for interest to one note holder with a fair value of $4,500.

On November 25, 2011, the Company issued 150,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $9,000.

On December 16, 2011, the Company issued 214,285 shares of its common stock to one (1) investor in exchange for an aggregate purchase price of $15,000.

These issuances of shares were made in reliance upon an exemption from registration under Section 4 (2) of the Securities Act, and Regulation D promulgated thereunder in that the transactions involved private offerings of our unregistered securities, we did not make a public offering or sale of our securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to us that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution.

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

Recently Issued Accounting Pronouncements

Refer to the financial statements Note no. 2 “Summary of Significant Accounting Policies” related to the impact of the adoption and issuance of recent accounting pronouncements.

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

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenue

For the year ended December 31, 2011, we realized revenue of $70,575 compared to $18,600 for the year ended December 31, 2010, an increase of $51,975 or 279%.  During the year ended December 31, 2010, we commenced our current business operations.  The increase was primarily due to enterprise consulting revenue from one customer.

Operating Expenses

For the year ended December 31, 2011, our operating expenses increased to $4,166,524, compared to $3,217,955 for 2010, an increase of $948,569 or 29%. The overall increase in the operating expenses was substantially due to the increase in stock compensation of $3,125,904 paid to various consultants that provided legal, management, accounting, and technology consulting services on behalf of the Company in 2011. All of the restricted common shares issued were priced at fair value based on the trading price of our stock on the date of issuance.

For the year ended December 31, 2011, legal and professional fees decreased to $631,129 from $882,365 in 2010, a decrease of $251,236 or 28% primarily due to the fact that in 2010 we incurred higher legal and professional fees in connection with the commencement of the Company’s current business operations. In addition, a portion of the legal and professional fees incurred in 2011 were paid in the form of our common stock and are reflected in the financial statements under stock compensation expense.

For the year ended December 31, 2011, the executive compensation that we incurred increased to $35,000 from zero in 2010 primarily due to our current chief executive officer being an employee of the Company in 2011. The Company had filed and paid all of the federal and state employment tax returns for the fourth quarter of the year ended December 31, 2011.

For the year ended December 31, 2011, the loss on the disposal of equipment that we incurred increased to $8,341 from zero in 2010 primarily due the disposal of computer equipment owned by the Company.

For the year ended December 31, 2011, the general and administrative expenses that we incurred increased to $366,150 from $149,881 an increase of $216,269 in 2010 primarily due to a significant increase in investor relations expenses. For the year ended December 31, 2011, the investor relations expenses that we incurred increased to $181,921 from $9,373 in 2010, an increase of $172,548 or 1,478%.

Net Loss

For the year ended December 31, 2011, we incurred a loss of $4,126,458, or $0.11 per share basic compared to a loss of $3,199,355, or $0.10 per share basic for the year ended December 31, 2010.  The increase was due to the increase in operations.

Liquidity and Capital Resources

As of December 31, 2011, we had no cash available and $329,467 of total current assets consisting of prepaid stock compensation expenses. We had total current liabilities of $1,010,630 consisting of accounts payable/accrued expenses of $910,248; a bank overdraft of $382; notes payable of $75,000 and note payable due to a related party of $25,000, which is in default.

We currently have limited funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impact our ability to continue our existence as a corporate enterprise.

In April 2012, a note holder filed an action against the Company and was awarded a judgment in the original principal amount of $57,500 plus accrued interest and legal fees.

In April 2012, the Company received the final determination that on November 18, 2011 a money award in the amount of $21,532 (including interest and costs) was issued against the Company by the Labor Commissioner of California.

Our insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition.

In March 2012, we raised $250,000 in equity financing, however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2009
Operating Activities	$(396,778)	$(544,197)
Investing Activities	-	(15,791)
Financing Activities	396,778	559,859
Net Effect on Cash	$-	$(129)

Going Concern Uncertainties

We currently have minimal sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the years ended December 31, 2011 and 2010.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 12, 2012, the Company retained the services of a new Chief Financial Officer.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Director Since

Kasian Franks	Chief Visionary Officer and Chairman of the Board	January 2010
Michael Poutre(1)	Chief Executive Officer and Director	September 2011
Kevin J. Conner(2)	Chief Financial Officer

(1)  Mr. Poutre was appointed Chief Executive Officer on February 8, 2012.

(2)  Mr. Conner was appointed Chief Financial Officer on March 12, 2012. Prior to Mr. Conner’s appointment, Kasian Franks served as the Company’s Chief Financial Officer.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Background of Directors, Executive Officers, Promoters and Control Persons

Kasian Franks 39: Mr. Franks worked as software engineer and product developer specializing in pattern matching algorithms and tools for companies and organizations such as Sun Microsystems, Oracle, Motorola, Tivo, mPower, and X-Mine. Franks worked at the U.S. Department of Energy’s Lawrence Berkeley National Laboratory (LBNL), Life Sciences Division, as a Genomic Research Scientist from 2002-2005, where, along with Raf Podowski, and Connie Myers, he developed the technology behind SeeqPod. Franks began to study biomimetics along with pattern matching in data and nature. This led to five patents in the area of search and discovery. Later he went on to start SeeqPod Inc. a playable search, discovery and pattern matching company in which the U.S. Department of Energy, along with Lawrence Berkeley National Laboratory, holds a 5% stake. Under Steven Chu and Lawrence Berkeley National Lab, Franks and SeeqPod won the 2008 R&D 100 award for biomimetic search engines. SeeqPod filed for Chapter 11 protection under the United States Bankruptcy Code in March 2009 and subsequently converted to a Chapter 7 bankruptcy under the United States Bankruptcy Code for the purpose of asset acquisition. The intellectual property was acquired by Intertrust Technologies.

Michael Poutre, 40: On February 8, 2012, the Board of Directors appointed Michael Poutre as the Company’s Chief Executive Officer. Mr. Poutre began consulting for the Company in August 2011 and was appointed to the Company’s board in September 2011. In 1994 Mr. Poutre became registered with the NASD (now FINRA) as a securities representative, and remained in the securities industry for the next 15 years as a registered representative and, at times, a securities and options principal. Most recently in 2006 and until his retirement from the industry in 2009, he was affiliated with Maxxtrade Securities. From 2003 to 2006 Mr. Poutre was the President, Chief Executive Officer and Chief Compliance Officer for The Blue & White Fund, an Israeli based mutual fund. Mr. Poutre holds a Bachelors of Arts from Whittier College where he was a Whittier Scholar and the recipient of the Richard M. Nixon Scholarship. Mr. Poutre is also a 2012 MBA Candidate from the California Lutheran University.

Kevin J. Conner, 49: On March 12, 2012, the Board of Directors appointed Kevin J. Conner as the Company’s Chief Financial Officer. Since 1991, Mr. Conner has been the managing director of Conner & Associates, PC and its affiliated corporate finance advisory firm, Conner LLP (collectively, “Conner”).  Mr. Conner is responsible for managing engagements in which the professionals of Conner provide SEC consulting services, mergers and acquisitions consulting services, litigation consulting services, business valuations and domestic/international taxation for SEC issuers, private companies, high net worth/accredited individuals and law firms. Since November 2005, as a registered firm of the Public Company Accounting and Oversight Board (PCAOB) and prior to that time as a member firm of the SEC Practice Section of the American Institute of Certified Public Accountants, Conner & Associates, PC has been the SEC audit firm or consultants to private companies and SEC issuers, on matters of going public through S-1 registration statements, Form 10 filings, Reverse Mergers and advisors on traditional Mergers and Acquisitions through its affiliate, Conner LLP. Since 1994, Mr. Conner is also a general partner of Westrock Partners, a private investment firm that holds a portfolio of public and private companies.  Prior to Conner and Westrock, Mr. Conner held senior level positions with regionally recognized certified public accounting firms and an international bank located in Southern California. Mr. Conner holds an MS in Taxation from Philadelphia University (highest honors) and BS in Business Administration/Accounting from West Chester University of Pennsylvania along with being licensed to practice as a CPA in the States of New York and Connecticut and the Commonwealth of Pennsylvania.  Mr. Conner continues to be retained as a qualified expert witness on several business matters and he has provided speaking engagements along with writing on litigation and tax matters.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

On July 16, 2010, Mr. Poutre entered into a Letter of Acceptance, Waiver and Consent (AWC) with the Financial Industry Regulatory Authority (FINRA) relating to alleged rule violations while he was associated with Maxx Trade, Inc. (Maxx Trade). The AWC set forth FINRA’s findings that Mr. Poutre had violated conduct rules by charging customers more than a fair markup for certain bond transactions. Without admitting or denying the allegations and findings against him, Mr. Poutre consented to a $5,000 fine and suspension from association with a FINRA member in all capacities for thirty (30) calendar days. Mr. Poutre signed the AWS without representation of counsel.

In another AWS related to Maxx Trade, on April 20, 2009, Mr. Poutre, without admitting or denying the allegations and findings against him, consented to a $5,000 fine and two-year suspension from association with a FINRA member in all capacities. FINRA alleged that Mr. Poutre had failed to provide complete responses to the staff’s requests for information and documents in violation of FINRA rules. Mr. Poutre signed the AWS without representation of counsel.

In connection with the two sets of FINRA allegations above, on May 20, 2009, Mr. Poutre filed a lawsuit against Maxx Trade in the United States District Court for the Eastern District of Kentucky. Mr. Poutre claimed among other things, that the principal owners of Maxx Trade added, without Mr. Poutre’s knowledge, a separate commission on top of the fair and reasonable commission Poutre had charged his bond clients. This resulted in the impermissible mark-ups that were the subject of the July 16, 2010 AWS. Mr. Poutre also claimed that Maxx Trade filed claims with FINRA that were inaccurate and defamatory resulting in Mr. Poutre becoming the subject of the FINRA inquiry that was the subject of the April 20, 2009 AWS. These allegations were also made in connection with a parallel FINRA arbitration Mr. Poutre brought against Maxx Trade and its principals. Pursuant to the arbitration, on February 15, 2011 Mr. Poutre was awarded compensatory damages, interest, attorneys’ fees, and costs with respect to his claims against Maxx Trade and its principals.

On November 8, 2006, Mr. Poutre submitted an Offer of Settlement (the “Offer”) to the National Association of Securities Dealers, Inc. (NASD), the predecessors of FINRA. The NASD accepted the Offer and issued an Order Accepting Offer of Settlement (the “Order”). Without admitting or denying the allegations and findings against him, Mr. Poutre consented to a $5,000 fine and ten business day suspension in all capacities. NASD alleged that Mr. Poutre had failed to provide certain emails the staff’s requests for emails in violation of NASD rules. Mr. Poutre signed the Offer of Settlement without representation of counsel.

In connection with this proceeding, Mr. Poutre’s office was subject to an unannounced branch office examination whereby NASD staff required immediate access to emails and other electronic communications. Certain emails, which Mr. Poutre considered personal, had been deleted prior to the arrival of NASD staff. Mr. Poutre arranged for the office’s IT administrator to retrieve the deleted emails and provided them to NASD less than 24 hours later. The content of the emails were not the subject of the Offer and Order, only their unavailability to NASD during their unannounced examination.

In accordance with FINRA guidelines, Mr. Poutre, who retired from brokerage and who is not currently registered with FINRA, has submitted a Broker Comment Request adding context to information currently available on the FINRA website relating to the three regulatory matters above.

In September 2009, Mr. Poutre filed a voluntary petition for a Chapter 7 bankruptcy in the U.S. Bankruptcy Court for the Central District of California. Discharge was finalized on November 16, 2010.

Compliance with Section 16(a) of The Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2011, based solely on a review of such materials as are required by the Securities and Exchange Commission, Mr. Franks was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2011. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Item 11.  Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal years ended December 31, 2011 and , paid by the Registrant to all individuals serving as the Registrant’s chief executive officer or acting in a similar capacity. During the last completed fiscal year, the Registrant did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
						Restricted		LTIP
					Other Annual	Stock	Options/	payouts	All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation
Kasian Franks (1)	CVO	2011	$-	-	$75,650	-	$-	-	-
		2010	$-	-	56,000	-	840,000	-	-

Michael Poutre (2)	CEO	2011	$35,000	-	$-	-	$175,000	-	-

Eric Stoppenhagen (3)		2010	$-	-	$40,095	-	$735,000	-	-

1)	Mr. Franks, current CVO, compensation is set at $10,000 per month. On November 3, 2010, the Company awarded Mr. Franks 2,000,000 stock options with an exercise price of $0.45.

2)	Mr. Poutre, hired by the Company in 2011, current CEO, compensation is set at $10,000 per month. In August 2011, the Company awarded Mr. Poutre 700,000 shares of the Company’s restricted Common Stock at a fair value of $.25 per share.

3)	Mr. Stoppenhagen resigned as Chief Financial Officer, Treasurer and Secretary on March 15, 2011. Mr. Stoppenhagen, through his company Venor, Inc., was paid $250 per hour. On November 3, 2010, the Company awarded Mr. Stoppenhagen 1,750,000 stock options with an exercise price of $0.45.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End – 2011

The following shows all outstanding option awards held by our named executive officers at December 31, 2011.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Kasian Franks	2,000.000	-	$.45	2020

On November 3, 2010, the Company awarded Mr. Franks 2,000,000 stock options with an exercise price of $0.45, immediately vested.

Director Compensation

None of the directors were paid any compensation in 2011 for their service on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of April 6, 2012:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(8)
Holders of Greater Than 5%:
Greg and Nola Casserly Revocable Living Trust UA DTD 5/3/95(2)	5,000,000	10.8%

Ventana Capital Partners, Inc. (3)	3,200,000	6.9%

RDA Equities L.P. (3)	3,200,000	6.9%

Gordon Chiu	3,000,000	6.5%

Capital Group Consultants, LLC (4)	2,500,000	5.4%

Directors and Named Executive Officers:
Michael Poutre, Chief Executive Officer and Director (5)	1,500,000	3.2%

Kasian Franks, Chief Visionary Officer and Chairman of the Board of Directors (6)	11,690,000	24.3%

Kevin J. Conner, Chief Financial Officer* (7)	475,000	-

All Directors and Officers as a group (3 persons)	10,165,000	28.4%

*Appointed March 12, 2012

Notes:

1.	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it. The percentages are calculated using 46,174,985 outstanding shares of the Company’s common stock on April 6, 2012, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beneficial ownership information also includes (i) shares subject to options and warrants exercisable within 60 days of April 6, 2012 and (ii) shares subject to RSUs that will vest within 60 days of April 6, 2012.
2.	Includes warrants to purchase 2,500,000 common shares exercisable within 60 days of April 6, 2012. The address of the Trust is 620 NewPort Center Drive, 14th floor, NewPort Beach, CA 92660.
3.	Includes warrants to purchase 2,500,000 common shares exercisable within 60 days of April 6, 2012 owned by Ventana Capital Partners, Inc. Ralph Amato has voting and investment control over the securities owned by Ventana Capital Partners, Inc. and RDA Equities L.P. The address of Ventana Capital Partners, Inc., RDA Equities L.P., and Ralph Amato is 5782 Caminito Empresa, La Jolla, CA 92037.
4.	Includes warrants to purchase 2,500,000 common shares exercisable within 60 days of April 6, 2012 owned by Capital Group Consultants, LLC. Devin Bosch has voting and investment control over the securities owned by Capital Group Consultants, LLC. The address of Capital Group Communications, LLC and Devin Bosch is 80 Liberty Ship Way, Suite 7, Sausalito, CA 94965.
5.	Mr. Poutre is Chief Executive Officer and Director of the Company. The address of Mr. Poutre is P.O. Box 1207, Simi Valley, CA 93062.
6.	Mr. Franks is the Chief Visionary Officer, Chairman of the Board of Directors of the Company. The address of Mr. Franks is 440 North Wolfe Road, Sunnyvale, CA 94085. Includes 2,000,000 shares of common stock issuable upon exercise of outstanding options.

7.	Mr. Conner has voting and investment control over the securities owned by Conner LLP and Westrock Partners. The address of Conner LLP, Westrock Partners and Mr. Conner is 100 Park Avenue, Suite 1600 New York, New York 10017

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,187,500	$0.45	2,812,500
Equity compensation plans not approved by security holders	5,000,000	$-	-
Total	12,187,500	$0.45	2,812,500

Our current employee stock option plans (the “Plans”) provide for the grant of non-statutory or incentive stock options to the Company’s employees, officers, directors or consultants.

The board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates generally over five years. An aggregate of 10,000,000 shares were reserved under the Plan, of which 2,812,500shares were available for future grant at December 31, 2011.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

in which the amount involved exceeds $120,000; and

in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We periodically review the independence of each director. Pursuant to this review, at this time none of our directors are independent.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit fees	$12,250	$8,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$12,250	$8,500

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

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended December 31, 2011 and December 31, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement among Kasian Franks, Evelyn Meadows and Fashion Net, Inc. dated as of January 8, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on March 5, 2010.
3.1	Mimvi, Inc. Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
3.2	Certificate of Amendment to Articles of Incorporation effective as of March 4, 2010.
3.3	Bylaws of Mimvi, Inc.
4.1	Common Stock Purchase Warrant between the Company and Capital Group Communications, Inc.
4.2	Common Stock Purchase Warrant between the Company and Ventana Capital Partners
4.3	Common Stock Purchase Warrant between the Company and the Greg and Nola Casserly Trust dated May 3, 1995
24.1	Power of Attorney (see page 27)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Mimvi, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, and (iii) the Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

(a)  The following documents are filed as part of this report:

1.  Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIMVI, INC.
(Registrant)

By:	/s/Michael Poutre
Michael Poutre Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Poutre and Kevin J. Conner, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kasian Franks	Chief Visionary Officer and Director	April 16, 2012
Kasian Franks

/s/ Michael Poutre	Chief Executive Officer and Director	April 16, 2012
Michael Poutre	(Principal Executive Officer)

/s/Kevin J. Conner	Chief Financial Officer	April 16, 2012
Kevin J. Conner	(Principal Financial and Accounting Officer)

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Mimvi, Inc.

We have audited the accompanying balance sheets of Mimvi, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2011. Mimvi Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimvi Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (August 7, 2007) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

April 16, 2012

2580 Anthem Village Drive, Henderson, NV 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

MIMVI, INC.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
Assets

Current assets
Cash	$-	$-
Accounts receivable	-	18,600
Prepaid expenses	329,467	20,466
Total current assets	329,467	39,066

Equipment, net	-	13,282
Deposits	-	7,104

Total assets	$329,467	$59,452

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable & accrued expenses	$910,248	$514,099
Bank overdraft	382	1,109
Notes payable , net of unamortized discount of $2,500	75,000	-
Note payable due to related party	25,000	-
Total current liabilities	1,010,630	515,208
Total liabilities	1,010,630	515,208

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 42,554,985 and 32,910,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	42,555	32,910
Additional paid in capital	6,697,834	2,713,928
Common stock payable	-	30,000
Common stock escrowed as collateral for note payable	(62,500)	-
Deficit accumulated during development stage	(7,359,052)	(3,232,594)
Total stockholders' deficit	(681,163)	(455,756)

Total liabilities and stockholders' deficit	$329,467	$59,452

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

(Audited)

			Inception
	Years ended		(August 7, 2007)
	December 31,		December 31,
	2011	2010	2011

Revenue	$70,575	$18,600	$89,175

Operating expenses
Legal & professional fees	631,129	882,365	1,513,494
Executive compensation	35,000	-	45,000
Stock compensation expense	3,125,904	2,185,709	5,311,613
Loss on disposal of equipment	8,341	-	8,341
General and administrative expenses	366,150	149,881	539,270
Total operating expenses	4,166,524	3,217,955	7,417,718

Loss from operations	(4,095,949)	(3,199,355)	(7,328,543)

Other expenses
Interest expense	30,509	-	30,509

Total other expenses	30,509	-	30,509

Net loss	$(4,126,458)	$(3,199,355)	$(7,359,052)

Weighted average number of common shares outstanding - basic	38,123,983	31,172,335

Net loss per share - basic	$(0.11)	$(0.10)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

					Common	(Deficit)
	Common Stock		Additional	Common	Stock Escrowed	Accumulated During	Total
			Paid-in	Stock	as	Development	Stockholders’
	Shares	Amount	Capital	Payable	Collateral	Stage	Deficit

Balance - August 7, 2007 (inception)	-	$-	$-	$-	$-	-	$-

Founder's common stock issued for services	25,000,000	25,000	(15,000)	-	-	-	10,000
Donated capital	-	-	3,119	-	-	-	3,119
Net loss	-	-	-	-	-	(13,379)	(13,379)
Balance, December 31, 2007	25,000,000	25,000	(11,881)	-	-	(13,379)	(260)

Common stock issued for cash	5,100,000	5,100	3,400	-	-	-	8,500
Donated capital	-	-	1,760	-	-	-	1,760
Net loss	-	-	-	-	-	(7,595)	(7,595)
Balance, December 31, 2008	30,100,000	30,100	(6,721)	-	-	(20,974)	2,405

Donated capital	-	-	9,000	-	-	-	9,000
Net loss	-	-	-	-	-	(12,265)	(12,265)
Balance, December 31, 2009	30,100,000	30,100	2,279	-	-	(33,239)	(860)

Common stock subscriptions received	-	-	-	30,000	-	-	30,000
Common stock issued for cash	1,010,000	1,010	503,990	-	-	-	505,000
Common stock issued for services	1,800,000	1,800	548,753	-	-	-	550,553
Issuance of options to purchase common stock	-	-	1,635,156	-	-	-	1,635,156
Donated capital	-	-	23,750	-	-	-	23,750
Net loss	-	-	-	-	-	(3,199,355)	(3,199,355)
Balance, December 31, 2010	32,910,000	32,910	2,713,928	30,000	-	(3,232,594)	(455,756)

Issuance of common shares	-	-	-	(30,000)	-	-	(30,000)
Deferred stock compensation	-	-	360,936	-	-	-	360,936
Common shares issued for services	7,999,000	7,999	3,206,811	-	-	-	3,214,810
Common shares issued for cash	1,275,985	1,277	331,229	-	-	-	332,506
Common shares issued for interest	120,000	120	22,680	-	-	-	22,800
Common shares escrowed as collateral for loan	250,000	250	62,250	-	(62,500)	-	-
Net loss	-	-	-	-	-	(4,126,458)	(4,126,458)

Balance, December 31, 2011	42,554,985	$42,555	$6,697,834	$-	(62,500)	(7,359,052)	$(681,163)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Cash Flows
Audited

			Inception
	For the year ended		(August 7, 2007)
	December 31,		to December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(4,126,458)	$(3,199,355)	$(7,359,052)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	4,941	2,509	7,450
Loss on disposal of equipment	8,341	-	8,341
Debt discount on note payable	5,000	-	5,000
Stock issued for interest	22,800	-	22,800
Stock based compensation for services	3,246,278	2,185,709	5,441,988
Changes in operating assets and liabilities:
Accounts receivable	18,600	(18,600)	-
Prepaid expenses and deposits	27,570	(27,570)	-
Increase in accrued interest	2,709	-	2,709
Accounts payable	393,440	513,110	907,539
Net cash flows used in operating activities	(396,778)	(544,197)	(963,225)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,791)	(15,791)
Net cash flows used in investing activities	-	(15,791)	(15,791)

Cash flows from financing activities:
Bank overdraft	(727)	1,109	382
Donated capital	-	23,750	37,629
Stock payable	-	30,000	30,000
Proceeds from notes payable	97,000	-	97,000
Payment to notes payable	(27,000)	-	(27,000)
Proceeds from issuance of common stock	302,505	505,000	816,005
Proceeds from note payable related party	25,000	-	25,000

Net cash flows provided by financing activities	396,778	559,859	979,016

Net decrease in cash	-	(129)	-

Cash - beginning of year	-	129	-

Cash - end of year	$-	$-	$-

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Increase in prepaid stock compensation	$1,081,250	$-	$1,081,250
Common stock issued to satisfy common stock payable	$30,000	$-	$30,000
Shares issued for executive compensation	$-	$-	$10,000
Number of shares issued for executive compensation	-	-	300,000,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 1 - Organization and Nature of Business

Mimvi, Inc. (“the Company”) was formed on August 7, 2007 (date of inception) under the laws of the State of Nevada. The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content.

On February 1, 2010, the Company’s current Chief Visionary Officer and Chairman of the Board of Directors, Kasian Franks, acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the former CEO of Fashion Net, Inc. Subsequent to the closing of the Stock Purchase Agreement, on March 4, 2010 and June 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively.   As part of the change in control of the Company, the Board of Directors determined that it was in the best interest of the Company to change the direction of its operating business.  As part of the change of direction, the Company amended the Articles of Incorporation of the Company to change its name to “Mimvi, Inc.” This name change was approved by the shareholders and the Board of Directors of the Company.

As of December 31, 2011, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2011, the Company had an accumulated deficit of $7,359,052.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2011 and 2010.

Summary of Significant Accounting Policies

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

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and 2010. The Company did not engage in any transaction involving derivative instruments.

 Net Loss per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.  The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2011 and 2010 were 38,123,983 and 31,172,335, respectively.

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

As of and for the years ended December 31, 2011 and 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Note 3 – Concentrations

For the year ended December 31, 2011 and 2010, one customer accounted for 100% of the Company’s revenues.

Note 4 – Notes Payable

As of December 31, 2011, the Company maintained short term demand notes payable of $100,000 at interest rates of 12.5%. One of the notes payable is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. See Note 8 – Related Party Transactions

In April 2012, for one of the notes due in January 2012, the note holder filed a lawsuit and was awarded a judgment against the Company for payment of principal of $57,500 plus interest and legal fees.

As of December 31, 2011 and 2010, a total of $2,709 and $0, respectively was recorded as interest expense.

Note 5 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2011 and 2010, the Company has no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Stock Split

On April 12, 2010, the Company had a 30 for 1 forward stock split. Additionally, the Company increased its authorized common stock to 300,000,000 shares and its authorized preferred stock to 50,000,000 shares. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect the stock split on a retroactive basis.

Common Stock

As of December 31, 2011, the Company has 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 5 – Stockholders’ Deficit (continued)

Issuances of Common Stock

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

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 5 – Stockholders’ Deficit (continued)

Issuances of Common Stock (continued)

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

On July 26, 2010, the Company issued 800,000 shares of its common stock on various dates throughout the quarter through private placements. The shares were issued at $0.50 per share for an aggregate of $400,000.

On July 26, 2010, the Company issued 1,800,000 shares of its common stock on various dates throughout the quarter for services performed valued at $548,753.

On November 3, 2010, as compensation for their services the board granted to Mr. Franks, Chairman of the Board, options to purchase 2,000,000 shares of our common stock at an exercise price of $0.45 and Mr. Stoppenhagen, former CFO, options to purchase 1,750,000 shares of our common stock at an exercise price of $0.45.

During the quarter ended December 31, 2010, the Company issued 210,000 shares of its common stock on various dates throughout the quarter through private placements. The shares were issued at $0.50 per share for an aggregate of $105,000.

On February 2, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000.

On February 15, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000, monies had been received in prior year.

On February 16, 2011, the Company issued 1,500,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $750,000.

On March 8, 2011, the Company issued 1,400,000 shares of its common stock to six consultants in exchange for services rendered with a fair value of $1,260,000.

On March 15, 2011, the Company issued 50,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $25,000.

On March 31, 2011, the Company issued 50,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $25,000.

On April 18, 2011, the Company issued 750,000 shares of its common stock to three consultants in exchange for services rendered with a fair value of $322,500.

On May 9, 2011, the Company issued 300,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $150,000

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 5 – Stockholders’ Deficit (continued)

Issuances of Common Stock (continued)

On June 10, 2011, the Company issued 150,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $28,500.

On June 21, 2011, the Company issued 1,574,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $299,060.

On August 16, 2011, the Company issued 250,000 shares of its common stock with a fair value of $62,500 as collateral for a secured promissory note with a principal amount of $25,000.  The shares are currently being held in escrow during the term of the note.

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

On October 11, 2011, the Company issued 750,000 shares of its common stock to one (1) consultants in exchange for services rendered with a fair value of $142,500

On November 3, 2011, the Company issued 400,000 shares of its common stock to two (2) consultants in exchange for services rendered with a fair value of $72,000.

On November 8, 2011, the Company issued 90,000 shares of its common stock for interest to three note holders with a fair value of $18,300.

On November 17, 2011, the Company issued 30,000 shares of its common stock for interest to three note holders with a fair value of $4,500.

On November 22, 2011, the Company issued 150,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $9,000.

On December 16, 2011, the Company issued 214,285 shares of its common stock to one (1) investor in exchange for an aggregate purchase price of $15,000.

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

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

The 2010 Stock Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock).  Incentive stock options (“ISOs”) may be granted only to employees.  Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants. Subject to certain adjustments, 10,000,000 of our common stock have been authorized for issuance under the 2010 Stock Incentive Plan of which 2,812,500 shares were available for future grant at December 31, 2011.  Shares authorized under the plan will be available for issuance pursuant to options or awards granted under the plan. The Company’s Board of Directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

As approved by the Board of Directors, on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vest immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period.

As of December 31, 2011 and 2010, a total of 859,375 and 3,893,229 stock options valued at $360,936 and $1,636,206, respectively, had vested and the expense has been recorded as a stock based compensation.

The remaining total of 2,434,896 options valued at $1,132,411 will vest quarterly through November 2014.

The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2011 and 2010:

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 6 – Warrants and Options (continued)

	Number of Shares	Weighted Average Price Per Share
Balance at December 31, 2009	-	$-
	-	$-
Balance at December 31, 2010	7,187,500	0.45
Balance at December 31, 2011	7,187,500	$0.45

The following summarizes pricing and term information for options issued to consultants which are outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price

$0.45	7,187,500	8.83	$0.45	3,893,229	$0.45
$0.45	7,187,500	7.51	$0.45	3,893,229	$0.45

Note 7 – Related party transactions

On January 15, 2010, Kasian Franks acquired from Ms. Evelyn Meadows an aggregate of 10,000,000 shares of common stock in a private transaction not involving the Company. By virtue of this transaction, Mr. Franks obtained a controlling 98.3% ownership interest in Fashion Net, Inc.

Effective April 15, 2010, the Company entered into a consulting agreement with Kasian Franks, the Company’s CEO, whereby the Company agreed to pay Mr. Franks $10,000 per month for his services. Mr. Franks was paid $67,777 and $85,000 for the years ending December 31, 2011 and 2010.

Effective May 6, 2010, the Company entered into a consulting agreement with Eric Stoppenhagen, CFO, through his consulting company Venor, Inc., whereby the Company agreed to pay Mr. Stoppenhagen $250 per hour for his services. Mr. Stoppenhagen was paid $23,063 and $40,095 for the years ending December 31, 2011 and 2010. Mr. Stoppenhagen resigned his officer positions with the Company effective March 15, 2011.

On November 3, 2010, as compensation for their services the board granted to Mr. Franks, current CVO, options to purchase 2,000,000 shares of our common stock at an exercise price of $0.45 valued at $840,000 and Mr. Stoppenhagen, former CFO, options to purchase 1,750,000 shares of our common stock at an exercise price of $0.45 valued at $735,000, all options vested, immediately upon the grant date.

On August 16, 2011, the Company entered into a $25,000 note payable with a shareholder of the Company. The term of the note is for one year with a 12.5% interest rate per annum due in August 2012. The note is collateralized by 250,000 shares of the Company’s common stock as reflected as such in the financial statements. The fair value of the shares on the date of issuance was $62,500. The shares are being held in escrow.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

Note 8 – Income Taxes

 As of December 31, 2011 and 2010, the Company had a net operating loss (NOL) carryforward of approximately $2,047,440 and $1,046,885 adjusted for stock issued for services and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2031. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at December 31, 2011 and 2010 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2011	2010
Deferred tax assets:
Deferred tax assets	716,604	366,410
Valuation allowance	(716,604)	(366,410)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $716,604 and $366,410, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011 and 2010:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 9 – Commitments and Contingencies

Rental Agreements

The Company leases two (2) offices under signed agreements. The monthly rental payments under the agreements are approximately $1,300. The term of the agreements are for one year with the end date set to December 31, 2012.

Note 10 – Concentration of Credit Risk

As of December 31, 2011

The Company did not maintain cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $100,000 on notes payable plus accrued interest.

As of December 31, 2010

The Company did not maintain cash deposits at financial institutions less than the federally insured limit.

The Company’s accounts receivable were owed by one customer.

MIMVI, INC.

(A Development Stage Company)

   Notes to Financial Statements

December 31, 2011

Note 11 - Subsequent Events

The Note agreement with a related party is in default as of January 19, 2012 and the interest rate is now 15%.

In April 2011, a note holder filed an action against the Company and was awarded a judgment in the original principal amount of $57,500 plus accrued interest and legal fees.

In April 2012, the Company received the final determination that on November 18, 2011 a money award in the amount of $21,532 (including interest and costs) was issued against the Company by the Labor Commissioner of California.

February 8, 2012

Effective February 8, 2012, the Board of Directors of the Company appointed Michael Poutre as the Chief Executive Officer. Mr. Poutre has been serving as a consultant to the Company since August 9, 2011. Effective February 8, 2012, the Company terminated the prior Consulting Agreement between the Company and Mr. Poutre. Mr. Poutre waived the 500,000 share tranche in the Consulting Agreement.

Effective February 8, 2012, the Company appointed Kasian Franks as Chief Visionary Officer and Chairman of the Board. Mr. Franks will continue to receive his existing compensation.

On February 8, 2012, the Company approved the compensation to Michael Poutre as the Chief Executive Officer. He will receive (a) a monthly salary of $15,000 and (b) an allotment of 800,000 shares of the common stock of the Company.

March 12, 2012

Effective March 12, 2012, the Board of Directors of Mimvi, Inc. (the “Company”) engaged Conner LLP (“the Firm”) to provide CFO services to the Company, and appointed Kevin J. Conner as the Company’s Chief Financial Officer and Principal Accounting Officer.

The Company and Conner LLP (“the Firm”) entered into an Engagement Letter (the “Agreement”) effective March 12, 2012, pursuant to which the Firm will provide CFO services to the Company and pursuant to which Kevin J. Conner will serve as the Company’s Chief Financial Officer and Principal Accounting Officer.  The initial term of the Agreement is for one-year; provided, however, that the Agreement may be terminated at any time upon 30 days prior notice.

Pursuant to the Agreement, the Firm will provide up to 20 hours per month of professional time for a monthly flat fee of $5,000 for the first six months of the term. Any additional hours over 20 hours per month will be charged at an agreed hourly rate. After the first six months of the term of the Agreement, the parties may adjust the monthly fee upon the consent of both parties. In addition, the Company will issue the Firm 250,000 shares of restricted common stock pursuant to a Restricted Stock Agreement and shall be subject to the terms and condition thereof, including a right of reacquisition by the Company which right shall lapse ratably over six months.

Common Stock and Warrant Purchase Agreement

On March 12, 2012, the Company entered into a Common Stock and Warrant Purchase Agreement with an accredited investor (the “Agreement”). Pursuant to the terms of the Agreement, the Company issued and sold 2,500,000 shares of the Company’s common stock, $.001 par value per share (the “Shares”) and a warrant exercisable for 2,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share (the “Warrant” and together with the Shares, the “Securities”), for an aggregate purchase price of $250,000.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Stock Purchase Agreement among Kasian Franks, Evelyn Meadows and Fashion Net, Inc. dated as of January 8, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on March 5, 2010).
3.1	Mimvi, Inc. Articles of Incorporation (incorporated by reference from the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
3.2	Certificate of Amendment to Articles of Incorporation effective as of March 4, 2010.
3.3	Bylaws of Mimvi, Inc.
4.1 *	Form of Common Stock Purchase Warrant between the Company and Capital Group Communications, Inc.
4.2 *	Form of Common Stock Purchase Warrant between the Company and Ventana Capital Partners
4.3 *	Form of Common Stock Purchase Warrant between the Company and the Greg and Nola Casserly Trust dated May 3, 1995
24.1	Power of Attorney (see page 27)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Mimvi, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, and (iii) the Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith