Form 10-Q
period 2012-03-31
MIMVI, INC.
filed 2012-05-21
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	46,274,985 shares
(Class)	(Outstanding as of May 17, 2012)

MIMVI, INC.

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited Financial Statements
Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMVI, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets

Current assets

Cash	$25,831	$-
Prepaid expenses	239,264	329,467
Total current assets	265,095	329,467

Total assets	$265,095	$329,467

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$944,408	$910,248
Due to related party	1,933	1,126
Bank overdraft	-	382
Notes payable	77,500	75,000
Note payable due to related party	25,000	25,000
Total current liabilities	1,048,841	1,010,630

Total liabilities	1,048,841	1,010,630

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 46,274,985 and 42,554,985 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	46,275	42,555
Additional paid in capital	7,305,748	6,697,834
Common stock escrowed as collateral for note payable	(62,500)	(62,500)
Deficit accumulated during development stage	(8,073,269)	(7,359,052)
Total stockholders' deficit	(783,746)	(681,163)

Total liabilities and stockholders' deficit	$265,095	$329,467

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Inception
	Three Months Ended		(August 7, 2007)
	March 31,		to March 31,
	2012	(Restated) 2011	2012

Revenue	$-	$27,720	$89,175

Operating expenses
Legal & professional fees	130,309	228,563	1,643,803
Executive compensation	60,290	-	105,290
Stock compensation expense	446,537	1,439,817	5,758,150
Loss on disposal of equipment	-	-	8,341
General and administrative expenses	48,264	41,952	587,534

Total operating expenses	685,400	1,710,332	8,013,943

Loss from operations	(685,400)	(1,682,612)	(8,013,943)

Other expenses
Interest expense	28,817	-	59,326
Total other expenses	28,817	-	59,326

Provision for income taxes	-	-	-

Net loss	$(714,217)	$(1,682,612)	$(8,073,269)

Weighted average number of common shares outstanding - basic	43,355,429	34,113,371

Net loss per share - basic	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	For the three months ended		(August 7, 2007)
	March 31,		to March 31,
	2012	2011	2012

Cash flows from operating activities:

Net loss	$(714,217)	$(1,682,612)	$(8,073,269)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	1,235	7,450
Loss on disposal of equipment	-	-	8,341
Debt discount on notes payable	2,500	-	7,500
Common stock issued for interest	5,300	-	28,100
Stock based compensation for services	446,537	1,439,817	5,888,525
Changes in operating assets and liabilities:
Accounts receivable	-	18,600	-
Increase in accrued interest	23,831	26,204	26,540
Accounts payable and accrued expenses	12,262	125,523	919,801
Net cash flows used in operating activities	(223,787)	(71,233)	(1,187,012)

Cash flows from investing activities:

Purchase of property and equipment	-	-	(15,791)
Net cash flows used in investing activities	-	-	(15,791)

Cash flows from financing activities:
Donated capital	-	-	37,629
Stock payable	-	-	30,000
Proceeds from notes payable	20,000	-	117,000
Payments of notes payable	(20,000)	-	(47,000)
Proceeds from note payable - related party	-	-	25,000
Bank overdraft	(382)	(1,109)	-
Proceeds from issuance of common stock	250,000	80,000	1,066,005
Net cash flows provided by financing activities	249,618	78,891	1,228,634

Net increase (decrease) in cash	25,831	7,658	25,831
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$25,831	$7,658	$25,831

Supplemental cash flow disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
(Decrease) Increase in prepaid stock compensation	$(90,203)	$-	$277,889
Retirement of 275,000,000 shares of common stock	$-	$14,000	$14,000
Shares issued for executive compensation	$73,600	$-	$83,600
Number of shares issued for executive compensation	800,000	-	30,800,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

 Note 1 – Organization and Nature of Business

Mimvi, inc. (“The Company”) was organized on August 7, 2007 (date of inception) under the laws of the State of Nevada.  The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content.

As of March 31, 2012, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From August 7, 2007 (date of inception) through March 31, 2012, the Company realized revenues of $89,175 primarily from enterprise consulting services.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Use of Estimates

The preparation of financial information in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial information and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of March 31, 2012, the Company had an accumulated deficit during its development stage of $8,073,269. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012, the Company had no cash equivalents.

Note 3 – Correction of the Financial Statements – March 31, 2011

On March 15, 2012, the Company filed Form 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its restricted common stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011.

The 1,400,000 shares of restricted common stock were valued at $1,260,000 of $.90 per share based on the closing price of the stock on the date of issuance.

The effect of this restatement on the Company’s financial statements for the three months ended March 31, 2011 are as follows:

Balance Sheet

•	Capital stock increased by $1,400. (1,400,000 shares * $.001 par value).

•	Additional paid in capital increased by $1,258,600. [(1,400,000 * $.90) - $1,400].

•	The deficit accumulated during the development stage (increased) by $1,260,000.

Statement of Operations

•	Services – stock compensation increased by $1,260,000.

•	Loss from operations (increased) by $1,260,000.

•	Net loss (increased) by $1,260,000.

•	The weighted average number of shares increased from 33,751,573 to 34,113,371.

•	The net loss per share (increased) from $(0.01) to $(0.05).

Statement of Cash Flows

•	Net loss (increased) by $1,260,000.

•	Stock based compensation for services increased by $1,260,000.

•	These restatements had no effect on the net cash flows used in operating activities.

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

The accompanying notes are an integral part of these financial statements

Note 4 – Notes Payable

As of March 31, 2012, the Company maintained short term demand notes payable of $102,500 at interest rates of 15%. One of the notes payable to a related party is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. As of March 31, 2012, these notes are in default.

In April 2012, for one of the notes that was due in January 2012, the note holder filed a lawsuit and was awarded a judgment against the Company for payment of principal of $57,500 plus accrued interest and legal fees totaling $11,316. The principal, accrued interest and legal fees have been recorded as accounts payable as of March 31, 2012. As of March 31, 2012, this note is in default.

For the three months ended March 31, 2012, $28,817 was recorded as interest expense.

Note 5 – Stockholders’ Deficit

Preferred Stock

As of March 31, 2012, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of March 31, 2012, the Company has 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

On January 24, 2012, the Company issued 20,000 shares of its common stock for interest to a note holder with a fair value of $1,800.

On February 01, 2012, the Company issued 50,000 shares of its common stock for interest to a note holder with a fair value of $3,500.

On March 12, 2012, the Company issued 2,500,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $250,000. In addition, the investor was granted a warrant to purchase 2,500,000 shares of the Company’s Common Stock at $.25 per share.

On March 12, 2012, the Company issued 800,000 shares of its common stock to the CEO of the Company in exchange for services rendered with a fair value of $73,600.

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratable over a six month period subject to forfeiture. An adjustment will be made on a quarterly basis going forward in order to recognize their fair value. As of March 31, 2012, $5,856 was recorded as stock compensation expense.

On March 28, 2012, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $25,000.

On March 28, 2012, the Company issued 50,000 shares of its common stock to an employee as a bonus in 2012 with a fair value of $25,000.

Note 6 – Warrants and Options

Warrants

In January 2010, the Company issued 5,000,000 warrants to consultants with the weighted average exercise price of the grants of $0.50. The vesting period on these grants was immediate.  The fair value of these warrants was determined to be a nominal value. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 2.44%; dividend yield of 0% and expected volatility of 25%. To account for such grants to non-employees, we recorded nominal stock compensation expense of $535.

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

For the three months ended March 31, 2012, the Company recorded $90,234 in stock based compensation for these options.

 Note 7 – Commitments and Contingencies

Rental Agreements

The Company leases two (2) offices under signed agreements. The monthly rental payments under the agreements are approximately $1,300. The term of the agreements are for one year with the end date set to December 31, 2012.

Note 8 – Subsequent Events

As of the date the financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended March 31, 2012.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Part I of this Form 10-Q document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Revenue

For the three months ended March 31, 2012, we realized revenue of $0 compared to $27,720 for the three months ended March 31, 2011, a decrease of $27,720 or 100%. During the three months ended March 31, 2011, we commenced our current business operations. The decrease was primarily due to termination of the enterprise consulting contract with one customer.

Operating Expenses

For the three months ended March 31, 2012, our operating expenses decreased to $685,400, compared to $1,710,332 for 2011, a decrease of $1,024,932 or 60%. The overall decrease in the operating expenses was substantially due to the decrease in stock compensation of $1,439,817 paid to various consultants that provided legal, management, accounting, and technology consulting services on behalf of the Company in 2011. All of the restricted common shares issued were priced at fair value based on the trading price of our stock on the date of issuance.

For the three months ended March 31, 2012, legal and professional fees decreased to $130,309 from $228,563 in 2011, a decrease of $98,254 or 43% primarily due to the fact that in 2012 we incurred much lower legal and professional fees.

For the three months ended March 31, 2012, the executive compensation that we incurred increased to $60,290 from $0 in 2011 or 100% primarily due to the hiring of our current chief executive officer in 2012.

For the three months ended March 31, 2012, the general and administrative expenses that we incurred increased to $48,264 from $41,952 an increase of $6,312 or 15% in 2011 primarily due to a significant increase in investor relations expenses.

Net Loss

For the three months ended March 31, 2012, we incurred a loss of $714,217, or $0.02 per share basic compared to a loss of $1,682,612, or $0.05 per share basic for the three months ended March 31, 2011. The decrease was due to the decrease in operations primarily from the reduction in stock based compensation, and the reduction in investor relations expenses.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $265,095 consisting of $25,831 cash and $239,264 of prepaid stock compensation. We had total current liabilities of $1,048,841 consisting of accounts payable/accrued expenses of $944,408; notes payable of $77,500 which are in default, note payable due to a related party of $25,000, which is in default and accrued interest due to related party of $1,933.

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

In April 2012, a note holder filed an action against the Company and was awarded a judgment in the original principal amount of $57,500 plus accrued interest and legal fees totaling $11,316. The principal, accrued interest and legal fees have been recorded as accounts payable as of March 31, 2012.

In April 2012, the Company received the final determination that on November 18, 2011 a money award in the amount of $21,532 (including interest and costs) was issued against the Company by the Labor Commissioner of California. This has been recorded as accounts payable as of March 31, 2012.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Operating activities	$(223,787)	$(71,233)
Investing activities	-	-
Financing activities	249,618	78,891
Net effect on cash	$25,831	$7,658

Going Concern Uncertainties

As of March 31, 2012, we have no sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the years ended December 31, 2011 and 2010.

Capital Expenditures

For the three months ended March 31, 2012, we have not incurred any material capital expenditures.

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

Changes in Internal Control over Financial Reporting

In March 2012, the Company retained the services of a new Chief Financial Officer. We are in an on-going process of establishing disclosure controls and procedures so our Chief Executive Officer and our Chief Financial Officer will be provided an appropriate amount of time to allow them to be able to make timely decisions regarding required disclosure in the Company’s future securities filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2012, the Company issued 20,000 shares of its common stock for interest to a note holder with a fair value of $1,800.

On February 01, 2012, the Company issued 50,000 shares of its common stock for interest to a note holder with a fair value of $3,500.

On March 12, 2012, the Company issued 2,500,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $250,000. In addition, the investor was granted a warrant to purchase 2,500,000 shares of the Company’s Common Stock at $.25 per share.

On March 12, 2012, the Company issued 800,000 shares of its common stock to the CEO of the Company in exchange for services rendered with a fair value of $73,600.

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratable over a six month period subject to forfeiture. An adjustment will be made on a quarterly basis going forward in order to recognize their fair value. As of March 31, 2012, $5,856 was recorded as stock compensation.

On March 28, 2012, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $25,000.

On March 28, 2012, the Company issued 50,000 shares of its common stock to an employee as a bonus in 2012 with a fair value of $25,000.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2012, the Company maintained short term demand notes payable of $102,500 at interest rates of 15%. One of the notes payable to a related party is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. As of March 31, 2012 these notes are in default.

In April 2012, for one of the notes that was due in January 2012, the note holder filed a lawsuit and was awarded a judgment against the Company for payment of principal of $57,500 plus accrued interest and legal fees totaling $11,316. The principal, accrued interest and legal fees have been recorded as accounts payable as of March 31, 2012. As of March 31, 2012 this note is in default.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6.   Exhibits

Number	Exhibit
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

May 21, 2012	/s/Michael Poutre
Michael Poutre
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

May 21, 2012	/s/Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

