Form 10-Q
period 2012-06-30
MIMVI, INC.
filed 2012-08-17
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
Commission File Number: 000-54074

MIMVI, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 North Wolfe Road, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

818-483-3583

(Registrant's telephone number, including area code)

Copies To:

Conner, LLP

100 Park Avenue, Suite 1600

New York, New York 10017
Telephone: 917-860-1425

Fax: 215-860-3653

Email: kconner@connercpa.com

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	50,950,012 shares
(Class)	(Outstanding as of August 17, 2012)

MIMVI, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMVI, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
Assets	2012	2011

Current assets
Cash	$10,521	$-
Prepaid expenses	67,462	329,467
Total current assets	77,983	329,467

Total assets	$77,983	$329,467

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,113,089	$909,122
Due to related parties	45,131	1,126
Book overdraft	2,533	382
Notes payable	89,500	75,000
Notes payable - related parties	27,500	25,000
Convertible notes, net of unamortized discount of $5,110	2,190	-
Total current liabilities	1,279,943	1,010,630

Total liabilities	1,279,943	1,010,630

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 47,025,000 and 42,554,985 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	47,025	42,555
Additional paid-in capital	7,437,829	6,697,834
Common stock escrowed as collateral for note payable	(62,500)	(62,500)
Deficit accumulated during development stage	(8,624,314)	(7,359,052)
Total stockholders' deficit	(1,201,960)	(681,163)

Total liabilities and stockholders' deficit	$77,983	$329,467

 The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		(August 7, 2007)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
		RESTATED

Revenue	$-	$23,600	$-	$51,320	$89,175

Operating expenses
Executive compensation	59,000	-	119,290	-	164,290
Legal & professional fees	247,655	405,064	377,963	1,893,627	1,891,457
Stock compensation expense	185,323	607,377	631,860	787,194	5,943,473
Loss on disposal on equipment	-	-	-	-	8,341
General and administrative expenses	51,354	16,122	99,619	58,074	638,889
Total operating expenses	543,332	1,028,563	1,228,732	2,738,895	8,646,450

Loss from operations	(543,332)	(1,004,963)	(1,228,732)	(2,687,575)	(8,557,275)

Other expenses
Interest expense	7,713	-	36,530	-	67,039

Total other expenses	7,713	-	36,530	-	67,039

Net loss	$(551,045)	$(1,004,963)	$(1,265,262)	$(2,687,575)	$(8,624,314)

Weighted average number of common shares outstanding - basic	46,613,874	37,029,067	44,905,067	35,581,867

Net loss per share - basic	$(0.01)	$(0.03)	$(0.03)	$(0.08)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the six months ended		(August 7, 2007)
	June 30,		to June 30,
	2012	2011	2012

Cash flows from operating activities:

Net loss	$(1,265,262)	$(2,687,575)	$(8,624,314)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,471	7,450
Loss on disposal of equipment	-	-	8,341
Debt discount on notes payable	2,500	-	7,500
Common stock issued for interest	11,000	-	33,800
Stock based compensation for services	687,860	2,369,693	6,129,848

Changes in operating assets and liabilities

Increase in prepaid and deposit	-	27,570	-
Increase in accrued interest	23,030	-	25,739
Accounts payable and accrued expenses - related parties	42,250	-	42,250
Accounts payable and accrued expenses	182,692	59,872	1,090,231
Net cash flows used in operating activities	(315,930)	(227,969)	(1,279,155)

Cash flows from investing activities:

Purchase of property and equipment	-	-	(15,791)
Net cash flows used in investing activities	-	-	(15,791)

Cash flows from financing activities:

Book overdraft	2,151	(1,109)	2,533
Donated capital	-	-	37,629
Stock payable	-	-	30,000
Proceeds from notes payable	32,000	-	129,000
Payment of notes payable	(20,000)	-	(47,000)
Proceeds from convertible notes	7,300	-	7,300
Proceeds from note payable - related party	2,500	-	27,500
Proceeds from issuance of common stock	302,500	230,000	1,118,505
Net cash flows provided by financing activities	326,451	228,891	1,305,467

Net increase in cash	10,521	922	10,521

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$10,521	$922	$10,521

Supplemental cash flow disclosures:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:

(Decrease) Increase in prepaid stock compensation	$(250,437)	$470,834	$67,462
Unamortized discount on convertible notes	$5,110	$-	$5,110
Retirement of 275,000,000 shares of common stock	$-	$14,000	$14,000
Fair value of shares issued for executive compensation	$73,600	$-	$83,600
Number of shares issued for executive compensation	800,000	-	30,800,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 1 – Organization and Nature of Business

Mimvi, Inc. (the “Company”) was organized on August 7, 2007 (date of inception) under the laws of the State of Nevada.  The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content.

As of June 30, 2012, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From August 7, 2007 (date of inception) through June 30, 2012, the Company realized revenues of $89,175 primarily from enterprise consulting services.

Note 2 – Restatement of the Financial Statements

On March 15, 2012, the Company filed 10-Q/A Amendment No. 1 because on March 8, 2011, the Company issued 1,400,000 shares of its Restricted Common Stock for services – stock compensation, however, these transactions were not recorded in the Company’s financial statements for the three months ended March 31, 2011 included with the Company’s Quarterly Report on and reported on Form 10-Q as of and for the three months ended March 31, 2011 that was filed with the SEC on May 23, 2011. Instead, these equity based transactions were incorrectly recorded in the Company’s financial statements for the three months ended June 30, 2011 included with the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2011. The 1,400,000 shares of Restricted Common Stock were valued at $1,260,000 or $.90 per share based on the closing price of the stock on the date of issuance. This restatement had the following effect on the Company’s Statement of Operations for the three months ended June 30, 2011:

Statement of Operations for the three months ended June 30, 2011

•	Professional fees were decreased by the $1,260,000

•	The net loss per share decreased from $(0.06) to $(0.03).

This restatement had no other effect on the Company’s financial statements for the three and six months ended June 30, 2011.

MIMVI, INC.

(A Development Stage Company)

Restated Statements of Operations

For the three months ended June 30, 2011

Unaudited

	As filed	Restatement	Restated

Revenue	$23,600	$-	$23,600
Executive compensation	-	-	-
Professional fees	1,665,064	(1,260,000)	405,064
Services– stock compensation	607,377	-	607,377
General and administrative expenses	16,122	-	16,122
Total operating expenses	2,288,563	(1,260,000)	1,028,563
Loss from operations	(2,264,963)	(1,260,000)	(1,004,963)
Provision for income taxes	-	-	-
Net loss	$(2,264,963)	$(1,260,000)	$(1,004,963)
Weighted average number of common shares outstanding – basic	37,029,067	-	37,029,067
Net loss per share – basic	$(0.06)	$-	$(0.03)

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

As of June 30, 2012, the Company had an accumulated deficit during its development stage of $8,624,314. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012, the Company had no cash equivalents.

Earnings (loss) per common share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Dilutive earnings (loss) per share are equal to that of basic earnings (loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies, (Continued)

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Note 4 – Notes Payable

On January 19, 2012, the Company entered into a promissory note in the amount of $20,000 with a 10% interest rate due on February 19, 2012. The note has been repaid as of June 30, 2012.

On April 12, 2012, the Company entered into a promissory note in the amount of $12,000 with total interest of $1,000 due on September 18, 2012.

In April 2012, a holder of a note due in January 2012 obtained a judgment against the Company for payment of principal of $57,500 plus accrued interest and legal fees totaling $11,316. The accrued interest and legal fees have been recorded as accrued expense as of June 30, 2012.

As of June 30, 2012, the Company maintained a total of short term demand notes payable of $89,500.

During the three months ended June 30, 2012, the Company approved the issuance of 25,000 shares to each of two note holders in consideration for an extension on the maturity dates to September 2012. The shares valued at $5,700 are considered issued and outstanding as of June 30, 2012.

For the six months ended June 30, 2012; $21,275 was recorded as interest expense related to these notes.

Note 5 - Convertible Notes

Effective February 29, 2012, the Company issued two convertible notes in the aggregate principal amount of $7,300. The Company has determined the notes, with a face value of $7,300, to have a beneficial conversion feature of $5,110. The beneficial conversion feature has been accreted and is being amortized over two years. The beneficial conversion feature is valued under the intrinsic value method.

Note 6 - Related Parties

As of June 30, 2012, the Company maintained a short term note payable to a related party of $25,000. This note payable is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. As of June 30, 2012, this note is in default for the breach of certain covenants.

During the three months ended June 30, 2012, a related party advanced $5,000 to the Company. In June 2012, the Company issued 25,000 shares of Common Stock at a per share price of $.10 for repayment of $2,500 of these advances. As of June 30, 2012, $2,500 of this advances were outstanding. In August 2012, the Company issued 25,000 shares of Common Stock at a per share price of $.10 in exchange for the balance of these advances.

As of June 30, 2012, accounts payable and accrued expenses – related parties is $45,131.

Note 7 – Stockholders’ Deficit

Preferred Stock

As of June 30, 2012, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 7 – Stockholders’ Deficit, (continued)

Common Stock

As of June 30, 2012, the Company has 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratable over a six month period subject to forfeiture. An adjustment will be made on a quarterly basis going forward in order to recognize their fair value. As of June 30, 2012, $39,490 was recorded as stock compensation expense.

On March 28, 2012, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $25,000.

On March 28, 2012, the Company issued 50,000 shares of its common stock to an employee as a bonus in 2012 with a fair value of $25,000.

On May 1, 2012, the Company issued and sold 25,000 shares of its common stock to one accredited investor for an aggregate purchase price of $2,500.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 7 – Stockholders’ Deficit, (continued)

On May 18, 2012, the Company issued 200,000 shares of its common stock to a consultant for consideration of an extension for payment of accounts payable with a fair value of $56,000.

On May 21, 2012, the Company issued and sold 500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000. In addition, the investor was granted a warrant to purchase 500,000 shares of the Company’s Common Stock at $.25 per share.

On June 8, 2012, the Company issue 10,000 shares of its common stock to a current note holder for consideration of extending the due date through September 2012. The total value of $2,250 has been recorded as interest expense as of June 30, 2012.

On June 18, 2012, the Company issue 15,000 shares of its common stock to a current note holder for consideration of extending the due date through September 2012. The total value of $3,450 has been recorded as interest expense as of June 30, 2012.

Note 8 – Warrants and Options

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

During the six months ended June 30, 2012, the Company issued warrants to purchase 8,000,000 shares of its common stock at an average exercise price of $.29.

As of June 30, 2012, the Company maintained total outstanding warrants to purchase 13,000,000 shares of its common at an average exercise price of $.28.

Stock Option Plans

The Company's employee stock option plan (the "Plan") dated November 2010 provides for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors or consultants.

On November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vest immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period.

For the six months ended June 30, 2012, the Company recorded $180,468 in stock based compensation for these options.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 9 – Commitments and Contingencies

Rental Agreements

The Company leases two offices under signed agreements. The monthly rental payments under the agreements are approximately $675. The terms of the agreements are for one year through December 31, 2012.

Note 10 – Subsequent Events

Stock and Warrant Purchase Agreement

On August 14, 2012, the Company entered into a Common Stock and Warrant Purchase Agreement with one accredited investor pursuant to which the Company agreed to sell a total of 2,000,000 shares of common stock and 5-year warrants exercisable for 2,000,000 shares of common stock at an exercise price of $0.25 per share for the aggregate purchase price of $200,000.  The sale of the securities occurs in two tranches of 1,100,000 shares of common stock and warrants exercisable for 1,100,000 shares of common stock and 900,000 shares of common stock and warrants exercisable for 900,000 shares of common stock, respectively.  The sale of the first tranche occurred on August 14, 2012 and the sale of the second tranche will occur on or before September 30, 2012 or such other date, as the parties agrees.

Issuances of Common Stock

On July 10, 2012, the Company issued 100,000 shares of its common stock to a vendor for payment for an aggregate price of $18,000.

On July 18, 2012, the Company issued 100,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $10,000. In addition, the investor was granted a warrant to purchase 100,000 shares of the Company’s Common Stock at $.25 per share.

On July 18, 2012, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $12,500.

On July 18, 2012, the Company issued 1,000,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $230,500

On July 24, 2012, the Company issued 250,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $25,000. In addition, the investor was granted a warrant to purchase 250,000 shares of the Company’s Common Stock at $.25 per share.

On August 06, 2012, the Company issued 300,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of 51,000.

On August 06, 2012, the Company issued 1,000,000 shares of its common stock to two investors in exchange for an aggregate purchase price of $50,000.

On August 13, 2012, the Company issued 25,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $2,500.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

June 30, 2012

Note 10 – Subsequent Events, (continued)

Agreement and Plan of Merger

On August 6, 2012, Mimvi, Inc. (the “Company”), and Wolf Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lone Wolf, Inc., a California corporation (“Lone Wolf”), Eric Rice and DFM Agency, LLC as the Principal Shareholders and Eric Rice as the representative of the equity holders of Lone Wolf.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Lone Wolf with Lone Wolf continuing as the surviving corporation and wholly-owned subsidiary of the Company in the merger (the “Merger”). At the effective time of the Merger, each share of Lone Wolf Common and Preferred Stock that is issued and outstanding immediately prior to the effective time of the Merger, other than issued and outstanding Lone Wolf Capital Stock that is owned by (i) the Company or Merger Sub, (ii) Lone Wolf as treasury stock or any direct or indirect wholly-owned subsidiary of Lone Wolf or (iii) shareholders that have perfected appraisal rights under California law, will be automatically converted into the right to receive aggregate consideration of 3,800,000 shares of Common Stock of the Company (the “Stock Merger Consideration”). In addition, at the effective time of the Merger, each outstanding option, warrant or other right to acquire Lone Wolf Common Stock, whether or not then vested or exercisable, will be automatically canceled and shall cease to be outstanding, and no consideration shall be delivered in exchange therefor. Fifty percent (50%) of the Merger Consideration shall be placed in escrow for twenty-four (24) months as security for the indemnification obligations of Lone Wolf’s shareholders under the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of the Company, and Merger Sub on the one hand and of Lone Wolf and the Principal Shareholders on the other hand, including, among other things, covenants regarding: (i) the conduct of the business of Lone Wolf and its subsidiaries prior to the consummation of the Merger; (ii) the use of the parties’ reasonable best efforts to cause the Merger to be consummated, including the abstention by Lone Wolf from soliciting, providing information or entering into discussions concerning alternative acquisition proposals relating to Lone Wolf and the solicitation of the consent of the shareholders of Lone Wolf to the Merger.

The representations, warranties, covenants and agreements of the Company and Lone Wolf contained in the Merger Agreement have been made (i) only for purposes of the Merger Agreement, (ii) have been qualified by confidential disclosures made to the other party in disclosure letters delivered in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (v) have been included in the Merger Agreement for the purpose of allocating risk between the parties rather than establishing matters as fact. Accordingly, the Merger Agreement is included as an exhibit to this Current Report on Form 8-K only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 3 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Part I of this Form 10-Q document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Recent Developments

Agreement and Plan of Merger

On August 6, 2012, Mimvi, Inc. (the “Company”), and Wolf Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lone Wolf, Inc., a California corporation (“Lone Wolf”), Eric Rice and DFM Agency, LLC as the Principal Shareholders and Eric Rice as the representative of the equity holders of Lone Wolf.

Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub will merge with and into Lone Wolf with Lone Wolf continuing as the surviving corporation and wholly-owned subsidiary of the Company in the merger (the “Merger”). At the effective time of the Merger, each share of Lone Wolf Common and Preferred Stock that is issued and outstanding immediately prior to the effective time of the Merger, other than issued and outstanding Lone Wolf Capital Stock that is owned by (i) the Company or Merger Sub, (ii) Lone Wolf as treasury stock or any direct or indirect wholly-owned subsidiary of Lone Wolf or (iii) shareholders that have perfected appraisal rights under California law, will be automatically converted into the right to receive aggregate consideration of 3,800,000 shares of Common Stock of the Company (the “Stock Merger Consideration”). In addition, at the effective time of the Merger, each outstanding option, warrant or other right to acquire Lone Wolf Common Stock, whether or not then vested or exercisable, will be automatically canceled and shall cease to be outstanding, and no consideration shall be delivered in exchange therefor. Fifty percent (50%) of the Merger Consideration shall be placed in escrow for twenty-four (24) months as security for the indemnification obligations of Lone Wolf’s shareholders under the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of the Company, and Merger Sub on the one hand and of Lone Wolf and the Principal Shareholders on the other hand, including, among other things, covenants regarding: (i) the conduct of the business of Lone Wolf and its subsidiaries prior to the consummation of the Merger; (ii) the use of the parties’ reasonable best efforts to cause the Merger to be consummated, including the abstention by Lone Wolf from soliciting, providing information or entering into discussions concerning alternative acquisition proposals relating to Lone Wolf and the solicitation of the consent of the shareholders of Lone Wolf to the Merger.

The representations, warranties, covenants and agreements of the Company and Lone Wolf contained in the Merger Agreement have been made (i) only for purposes of the Merger Agreement, (ii) have been qualified by confidential disclosures made to the other party in disclosure letters delivered in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (v) have been included in the Merger Agreement for the purpose of allocating risk between the parties rather than establishing matters as fact. Accordingly, the Merger Agreement is included as an exhibit to this Current Report on Form 8-K only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

Revenue

For the three months ended June 30, 2012, we realized revenue of $0 compared to $23,600 for the three months ended June 30, 2011, a decrease of $23,600 or 100%. The decrease was primarily due to termination of the enterprise consulting contract with one customer.

Operating Expenses

For the three months ended June 30, 2012, our operating expenses decreased to $543,332 compared to $1,028,563 for the three months ended June 30, 2011, a decrease of $461,631 or 48%. This decrease in the operating expenses was primarily due to the decrease in stock compensation of $422,054 or 69% paid to various consultants that provided legal, management, accounting, and technology consulting services on behalf of the Company. All of the restricted common shares issued were priced at fair value based on the trading price of our stock on the date of issuance or revalued at the end of the quarter as the shares were earned ratably over a six month period beginning in March 2012.

For the three months ended June 30, 2012, legal and professional fees decreased to $247,655 compared to $405,064 for the three months ended June 30, 2011, a decrease of $157,409 or 42%.

For the three months ended June 30, 2012, executive compensation increased to $59,000 compared to $0 for the three months ended June 30, 2011, an increase of $59,000 or 100% primarily due to the addition of the Founder/Chief Visionary Officer and our Chief Executive Officer as employees of the Company in the fourth quarter of 2011.

For the three months ended June 30, 2012, general and administrative expenses increased to $51,354 compared to $16,122 for the three months ended June 30, 2011, an increase of $35,232 or 219% primarily due to an increase in investor relations expenses and technology services expenses as we continue to expand our website www.mimvi.com

For the three months ended June 30, 2012, interest expense increased to $7,713 compared to $0 for the three months ended June 30, 2011, an increase of $7,713 or 100% primarily due to the accrued interest requirements on our outstanding notes payable.

Net Loss

For the three months ended June 30, 2012, we incurred a net loss of $551,045, or ($0.01) per share to a net loss of $1,004,963 or ($0.03) per share for the three months ended June 30, 2011. The decrease was primarily due to the reduction in stock based compensation, and the changes in the operating expenses as described above.

Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

Revenue

For the six months ended June 30, 2012, we realized revenue of $0 compared to $51,320 for the six months ended June 30, 2011, a decrease of $51,320 or 100%. The decrease was primarily due to termination of the enterprise consulting contract with one customer.

Operating Expenses

For the six months ended June 30, 2012, our operating expenses decreased to $1,228,732 compared to $2,738,895 for the three months ended June 30, 2011, a decrease of $1,510,163 or 55%. This decrease in the operating expenses was primarily due to the decrease in legal/professional fees and stock compensation paid to various consultants that provided legal, management, accounting, and technology consulting services on behalf of the Company. All of the restricted common shares issued were priced at fair value based on the trading price of our stock on the date of issuance or revalued at the end of the quarter as to certain restricted common shares that were earned ratably over a six month period starting in March 2012.

For the six months ended June 30, 2012, legal and professional fees decreased to $377,963 compared to $1,893,627 for the six months ended June 30, 2011, a decrease of $1,515,664 or 80% primarily due a change in SEC legal counsel and the retention of in-house (consulting) legal counsel in 2012 and we ceased accruing significant consulting fees in 2011 for consultants that no longer provide services on behalf of the Company.

For the six months ended June 30, 2012, executive compensation increased to $119,290 compared to $0 for the six months ended June 30, 2011, an increase of $119,290 or 100% primarily due to the addition of the Founder/Chief Visionary Officer and our Chief Executive Officer as employees of the Company in the fourth quarter of 2011.

For the six months ended June 30, 2012, the general and administrative expenses increased to $99,619 compared to $58,074 for the six months ended June 30, 2011, an increase of $41,545 or 72%. This increase is primarily due to an increase in investor relations expenses and technology services expenses as we continue to expand our website www.mimvi.com

For the six months ended June 30, 2012, the interest expense increased to $36,530 compared to $0 for the six months ended June 30, 2011, an increase of $36,530 or 100%. This increase is due to the accrued interest requirements on our outstanding notes payable.

Net Loss

For the six months ended June 30, 2012, we incurred a net loss of $1,265,262 or ($0.03) per share compared to a net loss of $2,687,575 or ($0.08) per share for the six months ended June 30, 2011. The decrease was primarily due to the decrease in legal/professional fees and stock compensation, and the changes in the operating expenses as described above.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $77,983 consisting of $10,521 in cash and $67,462 of prepaid stock compensation. We had total current liabilities of $1,279,943 consisting of accounts payable/accrued expenses of $1,113,089; accounts payable/accrued expenses due to related parties of $45,131; notes payable of $89,500 of which $57,500 is in default; note payable due to a related party of $27,500; which is in default; book overdraft of $2,533; convertible notes net of unamortized discount of $2,190.

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

In April 2012, a note holder filed an action against the Company and was awarded a judgment in the original principal amount of $57,500 plus accrued interest and legal fees totaling $11,316. The accrued interest and legal fees have been recorded as accounts payable as of June 30, 2012.

In April 2012, the Company received the final determination that on November 18, 2011 a money award in the amount of $21,532 (including interest and costs) was issued against the Company by the Labor Commissioner of California. This has been recorded as accounts payable as of June 30, 2012.

Our insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition.

During the six months ended June 30, 2012, we raised $302,500 in equity financing and $21,800 in debt financing (net of repayments); however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2012 and 2011:

	Six months ended
	June 30,
	2012	2011
Operating activities	$(315,930)	$(227,969)
Investing activities	-	-
Financing activities	326,451	228,891
Net effect on cash	$10,521	$922

Going Concern Uncertainties

As of June 30, 2012, we have no sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the years ended December 31, 2011 and 2010.

Capital Expenditures

For the six months ended June 30, 2012, we have not incurred any material capital expenditures.

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

During the three months ended June 30, 2012 there were no changes in the Company’s internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2012, the Company issued and sold 25,000 shares of its common stock to one accredited investor for an aggregate purchase price of $2,500.

On May 18, 2012, the Company issued 200,000 shares of its common stock to a consultant for consideration of an extension for payment of accounts payable with a fair value of $56,000.

On May 21, 2012, the Company issued and sold 500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000. In addition, the investor was granted a warrant to purchase 500,000 shares of the Company’s Common Stock at $.25 per share.

On June 8, 2012, the Company issued 10,000 shares of its common stock to a current note holder for consideration of extending the due date through September 2012. The total value of $2,250 has been recorded as interest expense as of June 30, 2012.

On June 18, 2012, the Company issued 15,000 shares of its common stock to a current note holder for consideration of extending the due date through September 2012. The total value of $3,450 has been recorded as interest expense as of June 30, 2012.

The securities referenced herein were issued in reliance upon the exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”) and/or Rile 506 of Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following:

(a)	Each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that such Investor is an “Accredited Investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act,

(b)	There was no general solicitation with respect to the offering of the securities,

(c)	Each investor acknowledged that all securities were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act, and

(d)	A legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2012, the Company maintained short term demand notes payable of $102,500 at interest rates of 15%. One of the notes payable to a related party is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. As of June 30, 2012 these notes are in default.

In April 2012, for one of the notes that was due in January 2012, the note holder obtained a judgment against the Company for payment of principal of $57,500 plus accrued interest and legal fees totaling $11,316. The accrued interest and legal fees have been recorded as accrued expenses as of June 30, 2012. As of June 30, 2012 this note is in default.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Exhibit
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

 * Pursuant to Rule 405(a) (2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMVI, INC.

August 17, 2012	/s/Michael Poutre
Michael Poutre
President and Chief Executive Officer
(Principal Executive Officer)

August 17, 2012	/s/Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Principal Financial and Accounting Officer)

-19-