Form 10-K
period 2012-12-31
MIMVI, INC.
filed 2013-04-10
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-54074

Mimvi, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

440 North Wolfe Road

Sunnyvale, CA 94085

(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: 818-746-5816

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $10,025,403 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the OTC Markets on June 30, 2012). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

As of April 9, 2013, there were 69,387,537 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

Our operations are organized into a single reportable segment. During our most recent fiscal year ended December 31, 2012, we generated net revenues of $0 and a net loss of $5,500,957. See Item 8 of Part II for more information on our balance sheets as of December 31, 2012 and 2011 and from date of inception, and our statements of operations, statements of stockholders' deficit, and statements of cash flows for each of the two years in the period ended December 31, 2012. Our fiscal year end is December 31. Our corporate headquarters are located at 440 North Wolfe Road, Sunnyvale, California 94085. Our website address is www.mimvi.com.

Overview

Mimvi, Inc. is a technology company that leverages search, discovery and recommendation technology that enables partners, developers and end-users a gateway to the mobile Internet. Applications are ways that people engage with content of any variety and connect with others on the Internet. In essence, all anyone needs in a business or social context is an Internet connected device, and the right tools (i.e. software applications). In short, Mimvi sits at the intersection of this new app-connected economy.

The Company’s personalization technology automates the organization of content connected to mobile apps and social networking apps. In detail, it extracts intelligent connections between mobile apps during the process of surfacing recommendations and content discovery across the global Internet. Underneath the core technology is a unique, powerful and proprietary set of algorithms. These algorithms are optimized for various categories of content such as mobile apps, social networking profiles and apps, web apps and online video. Our technology platform applies to all content on the Mobile Internet. We focus our technology on a search, recommendation and discovery platform that can be used by consumers and mobile app and social networking developers.

Consumers generally discover new content (application gateways to content) through word of mouth, or recommendations from friends. Sometimes they might find an article or review of an app or mobile media. But, for the most part, most people find themselves “hunting and pecking” through an overwhelming amount of unqualified data. They might have an idea of what it is they are looking for but do not necessarily know how or where to find it. Consumers today are forced to spend substantial time and energy to locate and organize the content they desire.

During the last ten to fifteen years, standard search engine technology has been able to provide basic but only partial options toward helping consumers find the content they are looking for. A new generation of search and discovery companies are beginning to arise that provide value beyond today’s commoditized and limited search results. Mimvi leads this new revolution with its search, recommendation and discovery technology platform utilizing advanced algorithms that automates intelligent connections while organizing content.

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

Transactions, revenue and profit that result from our personalization platform are composed of recommended products, merchandise and advertisements from large companies to small individuals. Our own personalization technology and algorithms are used to create contextual and relevant matches between the content they organize and the products, merchandise and services from advertisers. These approaches are applied to sponsored search results, in-app transactions and matching relevant mobile apps to mobile content and web content utilizing our MimviLink platform. This platform functions as an advertising network similar to Google's AdSense where instead of text ads, mobile apps are matched to content.

Business Overview

Mobile applications are the new “websites” and mobile devices are the new “browsers”. Our technology excels at helping people search for and find personalized mobile apps such as iPhone apps, Google Android apps, Windows Mobile apps, and many others.

A multi-billion dollar revenue difference exists that favors leading search engines over leading social networks. Our business combines the value of search engines and social networks to provide the world’s largest personalized search and recommendation engine for social networking apps, mobile applications, mobile products, mobile content and videos.

While standard search algorithms require a lot of active work on the user’s part, our cognitive computing algorithms are designed to automate the search, discovery and recommendation process with personalization technology. This works especially well when users want to passively, similar to watching TV, interact with content on the Mobile Internet or within the enterprise.

We believe that our user focus is the foundation of our success to date. We also believe that this focus is critical for the creation of long-term value. We do not intend to compromise our user focus for short-term economic gain.

How We Provide Value to Our Users

We serve our users by developing products that quickly and easily find, create, organize, and share information. We place a premium on products that matter to many people and have the potential to improve their lives. In short, Mimvi’s key differentiator is its Comprehensiveness and Relevance.

Services and Products

Our products branch from our core search, discovery and personalization technology platform. These products include:

Specialized Web and Mobile Content Crawling and Aggregation Systems

We have developed technology that algorithmically targets, aggregates and monitors mobile application marketplaces from Apple, Google and many other mobile and social platform providers. Our technology ‘talks’ to sites like these to determine what content is available to better organize for the consumer. The technology does not store content, but rather data related to the content that can be used to provide better search, recommendation and discovery for content.

Our specialized content aggregation systems target, aggregate and monitor social networking apps, iPhone/iPad apps, Android, Windows Phone and other mobile apps and sites including marketplaces such as those provided by Apple, Google and other mobile carriers and platforms. Our technology generates data that enables advanced search, recommendation and discovery of all mobile apps found on the web and on mobile operating systems.

Advanced Personalization, Recommendation, Automated Discovery and Matching Platforms

Our personalization platforms consist of algorithms that contextually match content such as mobile apps, video and websites to consumer requests. These algorithms gather and generate content distribution points and provide advanced search, recommendation and discovery. Mimvi's algorithms are based on a vector space methodology. Utilizing this methodology, results in the Mimvi personalized search, recommendation, and discovery space can be utilized by mobile app stores of the world, for example.

Vector Space Search Indexing Technology

The individual algorithmic component of vector space indexing enables Mimvi to generate context vectors for content such as individual videos, mobile apps and websites. These vectors can be compared with other vectors for advanced contextual matching of mobile apps, videos and websites.

Vertical & Specialized Search Engines for Mobile and Social Networking Apps

Using the above mentioned methods and platforms, our technology includes vertical search and specialized search interfaces that can focus on specific content, providing more targeted search results.

Algorithm Development Services

We offer vector space algorithm development for customized solutions applied to mobile platforms, social networks, consumer websites and enterprise partners.

Powerful Application Programming Interfaces (APIs) for Partners & Third Parities

All of our technology platforms are available via APIs for efficient access and development of third party applications. This results in a broad ecosystem of close partners that benefit from our technology.

Simplified Scalable Consumer Mobile, Social and Web Offerings

Our technology’s core is its ability to offer search and recommendation technology in a scalable fashion to increase user adoption and discovery. These abilities enable the consumer with simple and transparent access to powerful personalized search, recommendation and discovery interfaces.

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

Algorithms, Technology & IP

Mimvi owns personalized search and recommendation platforms that index mobile applications and social networking applications.  Similar to a major search or recommendation engine, Mimvi intends to be the leading personalized search, discovery and recommendation destination consumer site for mobile applications and social networking applications. Today’s “mobile apps” are like yesterday’s “websites”. Mobile apps and social networking apps are being produced at an unprecedented rate and they need to be organized and personalized with simplicity and power. But they need more than yesterday’s keyword-based search technology. Our personalized search, discovery and recommendation algorithm for mobile applications utilizes cognitive computing algorithms combining information from the mobile web, major search engines and social networks. This algorithm powers our leading search and recommendation engine along with social components for mobile and social applications available to consumers worldwide.

Mobile App Development

Mimvi continues to innovate by releasing new and interesting mobile apps across all platforms.  These include its own search app for Windows Phone in addition to high-tech and general entertainment apps to showcase Mimvi's core technology.

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

Market Demand

Mobile Apps are driving the sales of smartphones. The market demand for mobile apps is clear. Market demand for simplicity, power and choice on the Internet is greater than ever before. Content on the Internet is increasing exponentially. Today’s media and technology companies have commoditized content and search results and consumers are not getting what they want.

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

Logistics and Inventory

We use the Internet and mobile internet to manage its logistics. This includes its consumer web destination sites. We utilize several network operations centers and server farms along with cloud computing centers in partnership with Amazon and Rackspace, Inc. These are located San Francisco CA, Berkeley CA and New York, NY.

Competition

Major Competitors

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

Our team has a high-level of understanding when it comes to what excites the consumer and investors. This includes, but is not limited to, its current strategy of initially applying cognitive computing technology to enable the world’s largest search and discovery engine to help people find mobile apps.

In addition, based on the experience of our team and its technology, we intend to apply a competitive approach to enabling consumers to search and automatically discover videos in the area of entertainment and general exploration in an extremely simple way similar to passively watching TV.

Our competitive advantages also include the ability to cross-pollinate user traffic, consumer attention and revenue between its search and discovery properties.

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

We are focused on providing the most relevant mobile app search and recommendation results in the space. While we have limited direct competition due to our proprietary algorithms, we still look at more traditional search technology, and other specialized search and recommendation verticals that consumers are using, as viable competitors.

Our primary competitors are general purpose search engines like Google, Apple, Bing, Yahoo!, Yandex, and Baidu. We also compete with private mobile app search companies such as Quixey and Xyologic.

Other competitors include:

•	App stores like Google Play, Apple App Store, and Windows Store;

•	Recommendation software companies like iGoDigital, a company recently acquired by ExactTarget; and

•	Social networks like Facebook and Twitter.

Business Development

Acquiring high quality traffic remains a high priority for us. As a search engine, high quality traffic is defined by the number of searches users conduct on the platform. High quality traffic can be defined by revenue potential. Traffic acquisition methods are not new to our strategy and engineering teams. Our team has a track record of execution on this front. A focus within the enterprise on both traffic acquisition and customer acquisition is the key. This is due to our unique growth strategy of cross-pollination from the enterprise to the consumer market and vice-versa. We also focus on cross-pollination to and from product offerings that spawn from the overall platform.

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

Employees

The Company currently has ten employees and several consultants.

Description of Properties

The Company currently leases office space in two locations. In Silicon Valley, our offices are at 440 Wolfe Road, Sunnyvale, CA 94085, and in Southern California our offices are located at 699 Hampshire Rd, Suite 109, Westlake Village, CA 91361. Our website is www.mimvi.com and our general contact email is info@mimvi.com.

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

We rely on patent, copyright, trade secret, and trademark law to protect our technology. We currently have one provisional patent application pending. We also believe that factors such as the technological and creative skills of our personnel, and new product developments and enhancements are essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

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

As of December 31, 2012, we had $63,286 in cash and $550,369 in total current assets and we had total current liabilities of $1,352,069. The latter represents the total amount of accounts payable and accrued expenses that we owed and which are due for payment as of December 31, 2012. As of December 31, 2012, the Company maintained no term debt on our balance sheet. We have limited funds to pay all of our current liabilities. Should one or more of our creditors demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot continue to raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

For the year ended December 31, 2012, we incurred $5,500,957 in net losses and $12,860,009 in cumulative net losses from inception (August 7, 2007) to December 31, 2012. As a development stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well.

We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the development of our technology, administrative costs, the cost of maintaining the Company’s SEC reporting requirements and other expenses. Further, because we are a relatively new business, we lack a substantial operating history on which to base our anticipated expenses and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion: Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements as of and for the two years ended December 31, 2012 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2012, we had $1,352,069 reflected as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 22.4% of our common shares as of March 18, 2013. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;
•	litigation; and
•	general market conditions.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases two (2) offices under signed agreements located in Sunnyvale, California and Westlake Village, California. The monthly rental payments under the agreements are total approximately $4,200. The term of the agreements are both for one year with the leases terminating on December 31, 2014.

Item 3. Legal Proceedings

The Crone Law Group filed a claim against Company on November 19, 2012, alleging breach of contract, account stated, quantum meruit and fraud, and seeking damages of $123,062, plus punitive damages, relating to allegedly unpaid legal fees. On December 26, 2012, Company filed a cross-claim against Mark Crone, dba Crone Law Group, for breach of duty, declaratory judgment and unjust enrichment. The parties have exchanged initial written discovery. No trial date has been set. The Company intends to vigorously defend the claims and prosecute the cross-claims. As of December 31, 2012, the Company accrued a total of $120,172 with respect to this claim.

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

Based on information obtained from Yahoo/Finance, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2011 and December 31, 2012 are set forth in the table below:

	Price Range
	High($)	Low($)

Quarter ended 3/31/11	$1.00	$0.25
Quarter ended 6/30/11	$0.70	$0.19
Quarter ended 9/30/11	$0.75	$0.06
Quarter ended 12/31/11	$0.29	$0.06
Quarter ended 3/31/12	$0.60	$0.05
Quarter ended 6/30/12	$0.57	$0.15
Quarter ended 9/30/12	$0.59	$0.12
Quarter ended 12/31/12	$0.59	$0.24

Holders: According to the records of Mimvi’s transfer agent, Mimvi had 204 stockholders of record as of March 18, 2013 and it believes there are a substantially greater number of beneficial holders.

Dividends: We have not paid any dividends to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Revised Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

On November 9, 2012, the Company issued and sold 200,000 shares of its common stock to one accredited investor in exchange for an aggregate purchase price of $50,000.

On November 19, 2012, the Company issued and sold 750,000 shares of its common stock to one accredited investor in exchange for an aggregate purchase price of $150,000.

On December 10, 2012, the Company issued 1,000,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $290,000.

On December 24, 2012, the Company issued and sold 600,000 shares of its common stock to three accredited investors in exchange for an aggregate purchase price of $120,000.

On December 28, 2012, the Company issued 514,844 shares of its common stock to a note holder in exchange for an aggregate purchase price of $169,569 which included the principal amount of $100,000 plus accrued interest of $2,769 and a gain on debt settlement of $66,800.

These issuances of shares were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder in that the transactions involved private offerings of our unregistered securities, we did not make a public offering or sale of our securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to us that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution.

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

Recently Issued Accounting Pronouncements

Refer to the financial statements Note 2 — “Summary of Significant Accounting Policies” related to the impact of the adoption and issuance of recent accounting pronouncements.

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

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Revenue

For the year ended December 31, 2012, revenue was $0 compared to $70,575 for the year ended December 31, 2011, a decrease of $70,575 or 100%.  The decrease was due to termination of the enterprise consulting agreement in 2011 and no revenue being earned in 2012.

Operating Expenses

For the year ended December 31, 2012, our operating expenses increased to $5,168,722 from $4,166,524 for the year ended December 31 2011, an increase of $1,002,198 or 24.1%.

For the year ended December 31, 2012, the overall increase in the operating expenses was substantially due to the increase in stock compensation expense. Stock compensation expense increased to $3,178,144 from $3,125,904 for the year ended December 31, 2011, an increase of $52,240 or 1.7%, primarily due to the number of our common shares being issued for services paid to various consultants that provided legal, management, accounting, research and development and technology consulting services on behalf of the Company. All of the restricted common shares issued were priced at fair value based on the closing price of our stock on the date of issuance. All of the options issued were priced using the Black-Scholes valuation model.

For the year ended December 31, 2012, legal and professional fees increased to $777,918 from $445,176 for the year ended December 31, 2011, an increase of $332,742 or 74.7%. The increase is due to the legal fees being substantially higher because in 2012 we changed law firms, retained new intellectual property legal counsel and also retained the services of in-house general counsel. Plus, we had significant legacy and current issues to deal with as an SEC reporting company and the fact that during 2012, we were ramping up our business operations with hiring new employees, consultants, securing new office space and dealing with legacy obligations of the Company. In addition, a portion of the legal and professional fees incurred in 2012 and 2011 were paid in the form of our restricted common stock and are reflected in the financial statements under stock compensation expense.

For the year ended December 31, 2012, the executive compensation increased to $424,940 from $35,000 for the year ended December 31, 2011, an increase of $389,940 or 1,114.1%. This increase consists of compensation for our current Chief Visionary Officer, Chief Executive Officer and Chief Financial Officer.

For the year ended December 31, 2012, the loss on the disposal of equipment decreased to $0 from $8,341 for the year ended December 31, 2011 primarily due the disposal of computer equipment in 2011 owned by the Company.

Research and development expenses consist of software engineering costs for employees and consultants that are developing the Mimvi products and for the search and recommendation engine on www.mimvi.com. For the year ended December 31, 2012, the research and development expenses increased to $453,657 from $185,953 for the year ended December 31, 2011, an increase of $267,704 or 144.0%.

For the year ended December 31, 2012, the general and administrative expenses decreased to $334,063 from $366,150 for the year ended December 31, 2011, a decrease of $32,087 or 8.7% which was primarily due to a decrease in investor relations expenses.

For the year ended December 31, 2012, the loss on extinguishment of debt increased to $270,369 from $0 for the year ended December 31, 2011, an increase of $270,369 primarily due to the fair value measurement of the common stock issued in exchange for the settlement of certain debt obligations of the Company.

For the year ended December 31, 2012, the interest expense increased to $61,866 from $30,509 for the year ended December 31, 2011, an increase of $31,357 or 102.8% primarily due to the increase number of debt obligations during 2012, all of which were paid or satisfied as of December 31, 2012.

Net Loss

For the year ended December 31, 2012, we incurred a loss of $5,500,957 or $.11 per share basic compared to a loss of $4,126,458, or $0.11 per share basic for the year ended December 31, 2011, an increase of $1,374,499 or 33.3%. See above for the detailed explanations of the each category of expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had $63,286 cash available and $565,369 of total assets consisting of prepaid stock compensation expenses and prepaid directors and officers insurance and rental deposits. We had total current liabilities of $1,341,279 consisting of accounts payable and accrued expenses and $10,790 accrued expenses due to related parties.

As of December 31, 2012, we did not maintain any term debt obligations other than the amounts in accounts payable and accrued expenses of $1,352,069. All term debt obligations have been either paid in full or satisfied with the issuance of our common stock.

We currently have limited funds to pay our accounts payable and accrued expenses. Should one or more of our creditors seek or demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impact our ability to continue our existence.

In April 2012, a note holder filed an action against the Company and was awarded a judgment in the original principal amount of $57,500 plus accrued interest and legal fees. During the year ended December 31, 2012, this note was satisfied with the issuance of 936,283 shares of our common stock valued at $262,159, recognizing a loss on settlement of $187,256.

In April 2012, the Company received the final determination that on November 18, 2011 a money award in the amount of $21,532 (including interest and costs) was issued against the Company by the Labor Commissioner of California. As of December 31, 2012, this amount had yet to be satisfied and has been included in accounts payable and accrued expense in the accompanying financial statements.

Our insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition.

During the year ended December 31, 2012, we raised $1,435,000 in equity financing and $139,300 in debt financing, however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations.

For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our employees, consultants, various costs to maintain our SEC reporting requirement and others.

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

The following is a summary of the Company's cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2012 and 2011:

For the Fiscal Year Ended
	December 31, 2012	December 31, 2011

Net cash used in operating activities	$(1,471,332)	$(396,778)

Net cash used in investing activities	$-	$-

Net cash provided by financing activities	$1,534,618	$396,778

Net increase in cash	$63,286	$-

Cash - beginning of year	$-	$-

Cash - end of year	$63,286	$-

Going Concern Uncertainties

We currently have minimal sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we start to earn revenue from our search and recommendation engine and other products is subject to future events and uncertainties.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in their firm’s audit report for the years ended December 31, 2012 and 2011, which is contained elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified by management as of December 31, 2012, the date of the financial statements contained elsewhere in this Annual Report on Form 10-K, is:

1)	Ineffective controls to ensure that the accounting for complex transactions are recorded in accordance with United States Generally Accepted Accounting Principles involving the Black Scholes Pricing Model for the fair value measurement of stock based compensation, the volatility factor within the Model and the related measurement dates.

Audit adjustments related to estimating of the fair value of stock- based compensation were recorded in the general ledger and related financial statements because of issues related to the measurement dates and the calculation of the volatility factor in the Black Scholes Pricing Model, which collectively could have a material effect on the financial statements.

Remediation

To remediate the material weakness, as identified above, in internal control over financial reporting, management has taken or will take the following actions as the financial resources become available:

1)	We will acquire additional internal technical accounting resources related to estimating the fair value of stock-based compensation utilizing the Black Scholes Pricing Model. We believe this will provide for the timely recording of stock based compensation including the issuance of S-8 stock, restricted stock and stock options;

2)	We will continue to seek outside consulting services, when necessary, where our existing accounting policy and control organization believes the complexity of the existing exceeds our internal capabilities;

3)	We will increase our efforts to educate our accounting policy and control organization on the application of the internal control structure;

4)	We will continue to emphasize with the management team the importance of our internal control structure.

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as they become available and necessary to continue to allow us to overcome or mitigate this material weakness such that we can make timely and accurate quarterly and annual financial filings until such time as this material weakness is fully addressed and remediated.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 12, 2012, the Company retained the services of a new Chief Financial Officer.

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

Background of Directors and Executive Officers

Kasian Franks 42: Mr. Franks has served as Chairman of the Board of Directors since he founded the Company in 2010.  Mr. Franks served as the Company’s Chief Executive Officer until February 2012 when he became the Company’s Chief Visionary Officer.  Mr. Franks worked as a software engineer and product developer specializing in pattern matching algorithms and tools for a number of companies and organizations, including Genentech, Sun Microsystems, Oracle, Motorola, Tivo, mPower, and X-Mine Bioinformatics. From 2002 until 2005, Franks worked at the U.S. Department of Energy’s Lawrence Berkeley National Laboratory (LBNL), Life Sciences Division, as a Genomic Research Scientist, where, along with Raf Podowski, and Connie Myers, he developed the technology behind SeeqPod, a search engine for interactive content garnering 50 million monthly active users and 250 million searches per month. Franks began to study biomimetics along with pattern matching in data and nature. This led to five patents in the area of search and discovery. In 2005 he founded SeeqPod Inc. a playable search, discovery and pattern matching company, a company that won the 2008 R&D 100 award for biomimetic search engines, and served as its Chief Executive Officer until it filed for Chapter 11 protection under the United States Bankruptcy Code in March 2009.  The Chapter 11 Bankruptcy was subsequently converted to a Chapter 7 bankruptcy under the United States Bankruptcy Code for the purpose of asset acquisition. The intellectual property was acquired by Intertrust Technologies.  As the founder and Chief Visionary Officer of the Company, Mr. Franks is a leading expert in search and discovery technology and is able to provide the Board with an understanding of the Company’s products and technology as well as provide expert perspective on industry trends and opportunities. Mr. Franks’ experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, competitive and industry points of view.

Michael Poutre, 41: On February 8, 2012, the Board of Directors appointed Michael Poutre as the Company’s Chief Executive Officer. Mr. Poutre began consulting for the Company in August 2011 and was appointed to the Company’s board in September 2011. In 1994 Mr. Poutre became registered with the NASD (now FINRA) as a securities representative, and remained in the securities industry for the next 15 years as a registered representative and, at times, a securities and options principal. Most recently in 2006 and until his retirement from the industry in 2009, he was affiliated with Maxxtrade Securities. From 2003 to 2006, Mr. Poutre was the President, Chief Executive Officer and Chief Compliance Officer for The Blue & White Fund, an Israeli based mutual fund. Mr. Poutre holds a Bachelors of Arts from Whittier College where he was a Whittier Scholar and the recipient of the Richard M. Nixon Scholarship. Mr. Poutre is also a 2013 MBA Candidate from the California Lutheran University. The Company believes that Mr. Poutre’s business experience as well as his extensive experience in the financial and capital markets, give him the qualifications and skills to serve as a Director.

Kevin J. Conner, 50: On March 12, 2012, the Board of Directors appointed Kevin J. Conner as the Company’s Chief Financial Officer. Since 1991, Mr. Conner has been the managing director of Conner & Associates, PC and its affiliated corporate finance advisory firm, Conner LLP (collectively, “Conner”).  Mr. Conner is responsible for managing engagements in which the professionals of Conner provide SEC consulting services, mergers and acquisitions consulting services for start-up and emerging growth companies, litigation consulting services, business valuations and domestic/international taxation for SEC issuers, private companies, high net worth/accredited individuals and law firms. Since 1991, Conner & Associates, PC has been the SEC audit firm or consultants to private companies and SEC issuers, on matters of going public and advisors on traditional Mergers and Acquisitions through its affiliate, Conner LLP. Since 1994, Mr. Conner is also a general partner of Westrock Partners, a private investment firm that holds a portfolio of public and private start-up and emerging growth companies.  Prior to Conner and Westrock, Mr. Conner held senior level positions with regionally recognized certified public accounting firms and an international bank located in Southern California. Mr. Conner holds an MS in Taxation from Philadelphia University (highest honors) and BS in Business Administration/Accounting from West Chester University of Pennsylvania along with being licensed to practice as a CPA in the States of New York, Connecticut and the Commonwealth of Pennsylvania.  Mr. Conner continues to be retained as a qualified expert witness on several business matters and he has provided speaking engagements along with writing on litigation and tax matters. His experience as a certified public accountant as well as his extensive financial and investor background with start-ups, emerging growth companies qualify him for the appointment as CFO of the Company.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934: Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Based upon a review of those forms, Kasian Franks filed a Form 5 related to late Form 4 transactions reflecting (i) the grant to him of options on October 5, 2012, (ii) two gift transfers on April 20 and December 7, 2012 and (iii) the acquisition of shares pursuant to the settlement of a third party dispute on November 21, 2012.

Except as set forth above, we believe that, during fiscal 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Mimvi, Inc. and the written representations of its directors and executive officers.

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

Insider Trading Policy

Our board of directors adopted an insider trading policy that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

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

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2011 and 2012 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other two most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Kasian Franks (1)	2012	$56,000	$21,431	-	$420,000	-	$497,431
Chief Visionary Officer	2011	-	-	-	-	$75,650	$75,650

Michael Poutre (2)	2012	$170,000	$45,164	$168,000	$420,000	-	$803,164
Chief Executive Officer	2011	$35,000	-	-	$175,000	-	$210,000

Kevin J. Conner (3) Chief Financial Officer	2012	$140,028	-	$52,500	$420,000	-	$612,528

(1) Mr. Franks’ compensation is $4,666.67 per month. On October 5, 2012, the Company awarded Mr. Franks 1,000,000 stock options with an exercise price of $0.42.

(2) Mr. Poutre’s compensation is $15,000 per month. During the year ended December 31, 2012, the Company awarded Mr. Poutre a bonus of $40,000; a restricted stock award of 800,000 common shares at a fair value of $0.21 per share and on October 5, 2012, a stock option grant to purchase 1,000,000 shares of the Company’s common stock at $0.42 per share.

(3) Mr. Conner was appointed the Company’s Chief Financial Officer on March 12, 2012. During the year ended December 31, 2012, the Company awarded Conner LLP a restricted stock award of 250,000 common shares at a fair value of $.21 per share and a stock option grant to Mr. Conner to purchase 1,000,000 shares of the Company’s common stock at $.42 per share.

(4) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2011 and 2012 to each of the named executive officers, in accordance with ASC Topic 718 Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 6 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by our named executive officers at December 31, 2012.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Kasian Franks	2,000,000	(1)	-		$0.45	11/3/2020
	541,667	(2)	458,333	(2)	$0.42	10/4/2022
Kevin J. Conner	541,667	(2)	458,333	(2)	$0.42	10/4/2022
Michael Poutre	541,667	(2)	458,333	(2)	$0.42	10/4/2022

(1) The option was granted on 11/3/2010. The option became exercisable as to 100% of the shares on the date of grant.

(2) The options were granted on 10/5/2012. The options become exercisable as to 50% of the shares on the date of grant and vest monthly thereafter to be fully vested on 10/5/2014 assuming continued employment with Mimvi. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

Director Compensation

None of the directors were paid any compensation in 2012 for their service on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 18, 2013:

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class(1)
Holders of Greater Than 5%:
Directors and Named Executive Officers:

Michael Poutre, Chief Executive Officer and Director(2)	2,250,000	3.3%

Kasian Franks, Chief Visionary Officer and Chairman of the Board of Directors(3)	11,920,000	17.3%

Kevin J. Conner, Chief Financial Officer(4)	1,275,000	1.9%

All Directors and Officers as a group (3 persons)(2-4)	15,445,000	22.4%

(1) Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it. The percentages are calculated using 68,886,564 outstanding shares of the Company’s common stock on March 18, 2013 as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beneficial ownership information also includes (i) shares subject to options and warrants exercisable within sixty days of March 18, 2013 and (ii) shares subject to Restricted Stock Units that will vest within sixty days of March 18, 2013.

(2) Includes 750,000 shares of common stock issuable pursuant to outstanding options exercisable within sixty days of March 18, 2013.

(3) Includes 2,750,000 shares of common stock issuable pursuant to outstanding options exercisable within sixty days of March 18, 2013.

(4) Includes (i) 750,000 shares of common stock issuable pursuant to outstanding options exercisable within sixty days of March 18, 2013; (ii) 275,000 shares of common stock held by Westrock Partners; and (iii) 250,000 shares of common stock held by Conner LLP. Mr. Conner has voting and investment control over the securities owned by Conner LLP and Westrock Partners. The address of Conner LLP and Westrock Partners is 100 Park Avenue, Suite 1600 New York, New York 10017.

Equity Compensation Plan Information

The Company’s shareholders approved the Company’s 2010 Stock Incentive Plan on November 2, 2010. On December 15, 2012, the Company’s Board approved the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 10,000,000 to 20,000,000 shares.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2012.

	Number of securities to be Issued upon exercise of Outstanding options, warrants And rights (a)		Weighted-average exercise Price of outstanding options, Warrants and rights (b)	Number of securities Remaining available for future Issuance under equity compensation plans (excluding securities reflected In column(a)) (c)

Equity compensation plans approved by security holders	10,345,000	(1)	$0.39	9,665,000
Equity compensation plans not approved by security holders	5,400,000	(2)	$-	-
Total	12,187,500		$0.45	2,812,500

(1) Consists of our Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), the material terms of which are described in Note 6 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, officers, directors or consultants. The board of directors administers the Plans, selects the individuals to whom awards will be granted, determines the number of awards to be granted, and the term and exercise price of each award. Stock options granted pursuant to the terms of the Plans are generally granted with an exercise price of 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates. An aggregate of 20,000,000 shares were reserved under the Plan, of which 9,665,000 shares were available for future grant at December 31, 2012.

(2) Consists of shares available for future issuance under warrants outstanding as of December 31, 2012. The material terms of these warrants are set forth in Note 6 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K. In January 2013, the Company entered into agreements with holders of warrants exercisable for up to five million shares pursuant to which the warrants were exercised for an aggregate of 3,166,667 shares of the Company’s common stock. See Note 11 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Changes in Control Arrangements

Upon a change of control options held by the Named Executive Officers immediately vest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and

•	in which any related person of Mimvi, Inc. had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K under the Exchange Act.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2012	2011
Audit fees	$22,500	$12,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$22,500	$12,250

Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers De Joya Griffith, LLC to be well qualified to serve as our independent public accountants.

The Board of Directors acts as the audit committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Tax Fees: This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended December 31, 2012 and 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit
3.1	Mimvi, Inc. Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
3.2	Certificate of Amendment to Articles of Incorporation effective as of April 12, 2010*
3.3	Bylaws of Mimvi, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
10.1	Form of Indemnification Agreement entered into between Mimvi, Inc. and each of its directors and executive officers.*
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Mimvi, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, and (iii) the Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MIMVI, INC.
(Registrant)

April 9, 2013	By:	/s/Michael Poutre
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

Signature	Title	Date

/s/ Kasian Franks	Chief Visionary Officer and Director	April 9, 2013
Kasian Franks

/s/ Michael Poutre	Chief Executive Officer and Director	April 9, 2013
Michael Poutre	(Principal Executive Officer)

/s/Kevin J. Conner	Chief Financial Officer	April 9, 2013
Kevin J. Conner	(Principal Financial and Accounting Officer)

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mimvi, Inc.

We have audited the accompanying balance sheets of Mimvi, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception (August 7, 2007) through December 31, 2012. Mimvi, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mimvi, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from inception (August 7, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 1, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

MIMVI, INC.
(A Development Stage Company)
Balance Sheets (Audited)

	December 31,	December 31,
	2012	2011

Assets
Current assets

Cash	$63,286	$-
Prepaid expenses	487,083	329,467
Total current assets	550,369	329,467

Deposits	15,000	-

Total assets	$565,369	$329,467

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,341,279	$909,122
Accrued expenses due to related parties	10,790	1,126
Book overdraft	-	382
Notes payable, net of unamortized discount of $2,500	-	75,000
Notes payable due to related party	-	25,000
Total current liabilities	1,352,069	1,010,630

Total liabilities	$1,352,069	$1,010,630

Stockholders' deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of December 31, 2012 and 2011, respectively	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 62,069,672 and 42,554,985 shares issued and outstanding as of December 31, 2012 and 2011, respectively	62,070	42,555
Additional paid-in capital	12,002,614	6,697,834
Common stock escrowed as collateral for note payable	-	(62,500)
Stock payable	8,625	-
Deficit accumulated during development stage	(12,860,009)	(7,359,052)
Total stockholders' deficit	(786,700)	(681,163)

Total liabilities and stockholders' deficit	$565,369	$329,467

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Operations
(Audited)

			Inception
	For the years ended		(August 7, 2007)
	December 31,		to December 31,
	2012	2011	2012

Revenue	$-	$70,575	$89,175

Operating expenses
Stock compensation expense	3,178,144	3,125,904	8,489,757
Legal & professional fees	777,918	445,176	2,105,459
Executive compensation	424,940	35,000	469,940
Research & development	453,657	185,953	639,610
General and administrative expenses	334,063	366,150	873,333
Loss on disposal on equipment	-	8,341	8,341
Total operating expenses	5,168,722	4,166,524	12,586,440

Loss from operations	(5,168,722)	(4,095,949)	(12,497,265)

Other expenses
Loss on extinguishment of debt	270,369	-	270,369
Interest expense	61,866	30,509	92,375
Total other expenses	332,235	30,509	362,744

Provision for income taxes	-	-	-

Net loss	$(5,500,957)	$(4,126,458)	$(12,860,009)

Weighted average number of common shares outstanding - basic	50,000,529	38,123,983

Net loss per share - basic	$(0.11)	$(0.11)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
(Audited)

						(Deficit)
					Common	Accumulated
	Common Stock		Additional	Common	Stock	During	Total
			Paid-in	Stock	Escrowed as	Development	Stockholders’
	Shares	Amount	Capital	Payable	Collateral	Stage	Equity (Deficit)

Balance - August 7, 2007 (inception)	-	$-	$-	$-	$-	$-	$-

Founder's common stock issued for services	25,000,000	25,000	(15,000)	-	-	-	10,000
Donated capital	-	-	3,119	-	-	-	3,119
Net loss	-	-	-	-	-	(13,379)	(13,379)
Balance, December 31, 2007	25,000,000	$25,000	$(11,881)	$-	$-	$-	$(260)

Common stock issued for cash	5,100,000	5,100	3,400	-	-	-	8,500
Donated capital	-	-	1,760	-	-	-	1,760
Net loss	-	-	-	-	-	(7,595)	(7,595)
Balance, December 31, 2008	30,100,000	$30,100	$(6,721)	$-	$-	$(20,974)	$2,405

Donated capital	-	-	9,000	-	-	-	9,000
Net loss	-	-	-	-	-	(12,265)	(12,265)
Balance, December 31, 2009	30,100,000	$30,100	$2,279	$-	$-	$(33,239)	$(860)

Common stock subscriptions received	-	-	-	30,000	-	-	30,000
Common stock issued for cash	1,010,000	1,010	503,990	-	-	-	505,000
Common stock issued for services	1,800,000	1,800	548,753	-	-	-	550,553
Issuance of options to purchase common stock	-	-	1,635,156	-	-	-	1,635,156
Donated capital	-	-	23,750	-	-	-	23,750
Net loss	-	-	-	-	-	(3,199,355)	(3,199,355)
Balance, December 31, 2010	32,910,000	$32,910	$2,713,928	$30,000	$-	$(3,232,594)	$(455,756)

Deferred stock compensation	-	-	360,936	-	-	-	360,936
Issuance of common shares	-	-	-	(30,000)	-	-	(30,000)
Common shares issued for services	7,999,000	7,999	3,206,811	-	-	-	3,214,810
Common shares issued for cash	1,275,985	1,277	331,229	-	-	-	332,506
Common shares issued for interest	120,000	120	22,680	-	-	-	22,800
Common shares escrowed as collateral for loan	250,000	250	62,250	-	(62,500)	-	-
Net loss	-	-	-	-	-	(4,126,458)	(4,126,458)
Balance, December 31, 2011	42,554,985	$42,555	$6,697,834	$-	$(62,500)	$(7,359,052)	$(681,163)

Stock compensation	-	-	2,342,390	-	-	-	2,342,390
Common shares issued for cash	13,450,000	13,450	1,421,550	-	-	-	1,435,000
Common shares issued for interest	95,000	95	10,905	-	-	-	11,000
Common shares issue
Common shares issued for services	4,120,000	4,120	1,008,350	-	-	-	1,012,470
Common shares issued for conversion/debt	1,849,687	1,850	546,585	-	-	-	548,435
Common shares released from escrow	-	-	(25,000)	-	62,500	-	37,500
Common shares payable	-	-	-	8,625	-	-	8,625
Net loss	-	-	-	-	-	(5,500,957)	(5,500,957)
Balance, December 31, 2012	62,069,672	$62,070	$12,002,614	8,625	$-	$(12,860,009)	$(786,700)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Inception
	For the years ended		(August 7, 2007)
	December 31,		to December 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(5,500,957)	$(4,126,458)	$(12,860,009)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	4,941	7,450
Loss on extinguishment of debt	270,369	-	270,369
Non-cash interest expense	54,281	22,800	77,081
Loss on disposal of equipment	-	8,341	8,341
Debt discount on notes payable	2,500	5,000	7,500
Stock compensation for services	3,363,484	3,246,278	8,805,470
(Increase) decrease in operating assets
Accounts receivable	-	18,600	-
Prepaid expenses	(157,616)	27,570	(157,616)
Deposits	(15,000)	-	(15,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses related parties	10,790	-	10,790
Accounts payable and accrued expenses	500,817	396,149	1,411,065
Net cash flows used in operating activities	(1,471,332)	(396,778)	(2,434,559)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(15,791)
Net cash flows used in investing activities	-	-	(15,791)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,435,000	302,505	2,251,005
Proceeds from notes payable	132,000	97,000	229,000
Payments of notes payable	(39,300)	(27,000)	(66,200)
Proceeds from note payable - related party	-	25,000	25,000
Proceeds from convertible note	7,300	-	7,300
Book overdraft	(382)	(727)	-
Donated capital	-	-	37,629
Common stock payable	-	-	30,000
Net cash flows provided by financing activities	1,534,618	396,778	2,513,634

Net increase in cash	63,286	-	63,286

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$63,286	$-	$63,286

Supplemental cash flow disclosures:
Interest paid	$7,585	$-	$7,585
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Increase in prepaid common stock compensation	$487,083	$1,081,250	$487,083
Common stock issued to satisfy loan payable - related party	$25,000	$-	$25,000
Common stock issued for conversion of debt	$515,325	$-	$515,325
Common stock issued to satisfy accounts payable	$28,000	$-	$28,000
Common stock issued to satisfy common stock payable	$-	$30,000	$-
Common stock issued for executive compensation	$157,270	$-	$157,270
Number of common shares issued for executive compensation (post-split)	1,050,000	-	26,050,000
Number of common shares issued for extinguishment of debt	1,334,843	-	-

The accompanying notes are an integral part of these financial statements

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 1 - Organization and Nature of Business

Mimvi, Inc. (“the Company”) was formed on August 7, 2007 (date of inception) under the laws of the State of Nevada. The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprise. The Company’s personalization technology automates the organization of mobile content. As of December 31, 2012, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2012, the Company had an accumulated deficit of $12,860,009. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2012 and 2011.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and 2011.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011. The Company did not engage in any transaction involving derivative instruments.

Net Loss per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2012 and 2011 were 50,000,529 and 38,123,983, respectively.

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

Recently Issued Accounting Pronouncements

As of and for the years ended December 31, 2012 and 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Note 3 – Concentrations

For the year ended December 31, 2011, one customer accounted for 100% of the Company’s revenues.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 4 – Notes Payable

As of December 31, 2012, there were no outstanding notes payable.

As of December 31, 2011, the Company maintained short term demand notes payable of $100,000 at interest rates of 12.5%. One of the notes payable is collateralized by 250,000 shares of common stock of the Company due to mature in August 2012. See Note 7 – Related Party Transactions.

In April 2012, for one of the notes due in January 2012, the note holder filed a lawsuit and was awarded a judgment against the Company for payment of principal of $57,500 plus interest and legal fees. On September 20, 2012 a total of $74,903 was settled with common shares valued at $262,159 recognizing a loss on settlement of $187,256.

As of December 31, 2012 and 2011, $61,866 and $30,509, respectively was recorded as interest expense.

Note 5 – Stockholders’ Deficit

Preferred Stock

As of December 31, 2012 and 2011, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of December 31, 2012 and 2011, the Company had 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 5 – Stockholders’ Deficit, (continued)

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 5 – Stockholders’ Deficit, (continued)

On February 2, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000.

On February 15, 2011, the Company issued 60,000 shares of its common stock to an investor in exchange for an aggregate purchase price of $30,000; monies had been received in prior year.

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

On October 11, 2011, the Company issued 750,000 shares of its common stock to one (1) consultants in exchange for services rendered with a fair value of $142,500.

On November 3, 2011, the Company issued 400,000 shares of its common stock to two (2) consultants in exchange for services rendered with a fair value of $72,000.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 5 – Stockholders’ Deficit, (continued)

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

For the year ended December 31, 2012:

On January 24, 2012, the Company issued 20,000 shares of its common stock for interest to a note holder with a fair value of $1,800.

On February 01, 2012, the Company issued 50,000 shares of its common stock for interest to a note holder with a fair value of $3,500.

On March 12, 2012, the Company issued 2,500,000 shares of its common stock to one investor in exchange for an aggregate purchase price of $250,000. In addition, the investor was granted a warrant to purchase 2,500,000 shares of the Company’s Common Stock at $0.25 per share.

On March 12, 2012, the Company issued 800,000 shares of its common stock to the CEO of the Company in exchange for services rendered with a fair value of $73,600.

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratable over a six month period subject to forfeiture. An adjustment was made on a quarterly basis in order to recognize their fair value. As of September 30, 2012, these had been fully earned and expensed. A total of $83,670 was recognized as expense and additional paid-in capital was decreased by $58,830.

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

On May 21, 2012, the Company issued and sold 500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000. In addition, the investor was granted a warrant to purchase 500,000 shares of the Company’s Common Stock at $0.25 per share.

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

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 5 – Stockholders’ Deficit, (continued)

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

On September 20, 2012, the Company issued and sold 1,234,843 shares of its common stock to one accredited investor for an aggregate purchase price of $345,756. These shares were issued in conjunction with a transaction that satisfied two term notes and the outstanding judgment. A total of $246,968 loss on debt extinguishment was recognized.

On September 24, 2012, the Company issued and sold 500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000.On September 28, 2012, the Company issued and sold 2,650,000 shares of its common stock to three accredited investors for an aggregate purchase price of $265,000.

On October 9, 2012, the Company issued and sold 500,000 shares of its common stock to an accredited investors in exchange for an aggregate purchase price of $50,000.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 5 – Stockholders’ Deficit, (continued)

On October 11, 2012, the Company issued 100,000 shares of its common stock to consultant in exchange for services rendered with a fair value of $48,000.

On October 26, 2012, the Company issued and sold 1,250,000 shares of its common stock to two accredited investors in exchange for an aggregate purchase price of $125,000.

On October 29, 2012, the Company issued 120,000 shares of its common stock to consultant in exchange for services rendered with a fair value of $43,200.

On November 1, 2012, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $34,000.

On November 1, 2012, the Company agreed to issue 25,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $8,625, these shares have yet to be issued and are recorded as stock payable.

On November 9, 2012, the Company issued and sold 200,000 shares of its common stock to one accredited investor in exchange for an aggregate purchase price of $50,000.

On November 19, 2012, the Company issued and sold 750,000 shares of its common stock to one accredited investor in exchange for an aggregate purchase price of $150,000.

On December 10, 2012, the Company issued 1,000,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $290,000.

On December 24, 2012, the Company issued and sold 600,000 shares of its common stock to three accredited investors in exchange for an aggregate purchase price of $120,000.

On December 28, 2012, the Company issued 514,844 shares of its common stock to a note holder in exchange for an aggregate purchase price of $169,569 which included the principal amount of $100,000 plus accrued interest of $2,769 and a gain on debt settlement of $66,800.

Note 6 – Warrants and Options

Stock Option Plans

The Company's employee stock option plans (the "Plans") provide for the grant of non-statutory or incentive stock options to the Company's employees, officers, directors and consultants.The 2010 Stock Incentive Plan, as amended and restated effective October 5, 2012 (“the Plan”), provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants.

As of December 31, 2012, subject to certain adjustments; 20,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan of which 9,655,000 shares were available for future grant. Shares authorized under the Plan will be available for issuance pursuant to options or awards granted under the Plan. The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 6 – Warrants and Options, continued

The following table summarizes activity in the Company's stock option plan during the years ended December 31, 2012 and 2011:

	Options for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2010	7,187,500	$0.45
Granted	-	-
Exercised	-	-
Cancelled	-	-
Forfeited	-	-
Expired	-	-

Outstanding as of December 31, 2011	7,187,500	$0.45

Granted	5,845,000	$0.39
Exercised	-	-
Cancelled	-	-
Forfeited	(2,687,500)	$0.45
Expired	-	-
Outstanding as of December 31, 2012	10,345,000	$0.42
Exercisable as of December 31, 2012	6,872,085

On November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share. The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vest immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period. During the year ended December 31, 2012, 1,790,363 stock options were forfeited by certain consultants who no longer provide services to the Company.

During the year ended December 31, 2012, the Company issued 5,745,000 options to purchase common shares at a weighted average exercise price of $.39 as follows:

On May 3, 2012, the Company granted 250,000 stock options to a consultant valued at $50,000 using the Black-Scholes option model with the following assumptions: estimated expected life of 3 years; risk free interest rate of 0.40%; dividend yield of 0% and expected volatility of 350%. These options vested immediately.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 6 – Warrants and Options, continued

On August 28, 2012, the Company granted 350,000 stock options to two consultants valued at $49,000 using the Black Scholes option model with the following assumptions: estimated expected life of 3 years; risk free interest rate of 0.36%; dividend yield of 0% and expected volatility of 350%. A total of 250,000 stock options valued at $35,000 vest over a two year period. A total of 100,000 stock options valued at $14,000 vest over a one year period.

On October 5, 2012, the Company granted 4,100,000 stock options to three employees and five consultants valued at $1,639,180 using the Black Scholes option model with the following assumptions: estimated expected life of 3 years; risk free interest rate of 0.34%; dividend yield of 0% and expected volatility of 400%. All of the stock options vest: 50% immediately and 1/24th on November 5, 2012 and each 5th of the month thereafter.

On November 5, 2012, the Company granted 45,000 stock options to a consultant valued at $11,113 using the Black-Scholes option model with the following assumptions: estimated expected life of 3 years; risk free interest rate of 0.34%; dividend yield of 0% and expected volatility of 400%. These options vest 100% immediately.

On November 27, 2012, the Company granted 1,000,000 stock options to an employee valued at $339,800 using the Black-Scholes option model with the following assumptions: estimated expected life of 3 years; risk free interest rate of 0.38%; dividend yield of 0% and expected volatility of 400%. These options vest: 50% immediately and 25% on the anniversary dates; November 27, 2013 and November 27, 2014.

For the years ended December 31, 2012 and 2011, the Company recorded $1,479,631 and $364,248 as stock compensation expense for these options, respectively.

Warrants

The following table summarizes activity in the Company's stock option plan during the years ended December 31, 2012 and 2011:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2010	5,000,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2011	5,000,000
Granted	12,240,000	$0.26
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of December 31, 2012	17,240,000	$0.33

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 6 – Warrants and Options, continued

In January 2010, the Company issued 5,000,000 warrants to consultants with the weighted average exercise price of the grants of $0.50 per share. The vesting period on these grants was immediate. The fair value of these warrants was determined to be a nominal value. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 2.44%; dividend yield of 0% and expected volatility of 25%. To account for such grants to non-employees, the Company recorded stock compensation expense of $535.

For the year ended December 31, 2012, the Company issued warrants to purchase 12,240,000 shares of its common stock at an average exercise price of $0.26.

As of December 31, 2012, the Company maintained total outstanding warrants to purchase 17,240,000 shares of its common stock at an average exercise price of $0.33 per share.

Note 7 – Related party transactions

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

Note 8 – Income Taxes

As of December 31, 2012 and 2011, the Company had a net operating loss (NOL) carryforward of approximately $4,370,252 and $2,047,440, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at December 31, 2012 and 2011 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2012	2011
Deferred tax assets	1,529,588	716,604
Valuation allowance	(1,529,588)	(716,604)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,529,588 and $716,604, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 9 – Commitments and Contingencies

Rental Agreements

The Company leases two (2) offices under signed agreements located in Sunnyvale, California and Westlake Village, California. The monthly rental payments under the agreements are approximately $4,200. The term of the agreements are for one year with the end date set to December 31, 2014.

The minimum lease payments under these agreements are as follows:

Year ending 12/31/13	$49,752
Year ending 12/31/14	46,595
Total	$95,347

Note 10 – Concentration of Credit Risk

 As of December 31, 2012

The Company did not maintain cash deposits at financial institutions less than the federally insured limit.

As of December 31, 2011

The Company did not maintain cash deposits at financial institutions in excess of the federally insured limits.

The Company owed $100,000 on notes payable plus accrued interest.

Note 11 - Subsequent Events

Completion of the Merger with Lone Wolf, Inc.

On January 7, 2013, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Lone Wolf, with Lone Wolf being the surviving corporation. Upon completion of the Merger, Lone Wolf became a wholly-owned subsidiary of the Company.

At the effective time and as a result of the Merger, (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time was automatically converted into one share of common stock of Lone Wolf, and (ii) each share of common stock of Lone Wolf (other than shares held by stockholders who have perfected and not withdrawn a demand for appraisal rights under California law) was canceled and converted automatically into the right to receive approximately 0.0530908 of a share of Mimvi (the “Per Share Merger Consideration”).

Issuance of Common Stock

On January 3, 2013, the Company issued 100,000 shares of its common stock to consultant in exchange for services rendered with a fair value of $35,000.

On January 7, 2013, the Company entered into a series of transactions with consultants to the Company as follows:

The Company entered into two separate settlement agreements with consultants. After the following transactions; the consultants hold 3,166,667 warrants to purchase common stock of the Company.

The Company issued 2,875,000 shares of its common stock to two consultants in a cash-less exercise of warrants issued to them in January 2010.

The Company issued a warrant for the right to purchase 1,500,000 common shares at a per share price of $.10.

The Company issued a warrant for the right to purchase 2,000,000 common shares at a per share price of $.10. Immediately upon the grant of this warrant, the consultant exercised the warrant and the Company issued 2,000,000 common shares in exchange for $200,000.

On January 12, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000.

MIMVI, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

Note 11 - Subsequent Events, continued

On January 29, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $35,000.

On February 1, 2013, the Company issued and sold 125,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000.

On February 6, 2012, the Company issued 750,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $255,000.

On February 8, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000.

On March 1, 2013, the Company issued 367,865 shares of its common stock to a consultant in exchange for services rendered with a fair value of $73,573.

On March 8, 2013, the Company issued 300,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $75,000.

On March 18, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $22,000.

On April 1, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $19,000.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Mimvi, Inc. Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
3.2	Certificate of Amendment to Articles of Incorporation effective as of April 12, 2010*
3.3	Bylaws of Mimvi, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 3, 2008)
10.1	Form of Indemnification Agreement entered into between Mimvi, Inc. and each of its directors and executive officers.*
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following materials from Mimvi, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Statements of Operations, (ii) the Balance Sheets, and (iii) the Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

28