Form 10-Q
period 2013-03-31
MIMVI, INC.
filed 2013-05-20
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

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

818-746-5816
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

As of May 19, 2013, there were 76,490,639 shares of the Registrant's common stock outstanding.

MIMVI, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012

Assets

Current assets
Cash	$3,134	$63,286
Accounts receivable	5,000	-
Prepaid expenses	455,783	487,083
Investments in marketable securities	2,717	-
Total current assets	466,634	550,369

Other assets
Intangible assets	342,610	-
Deposits	7,000	15,000
Total other assets	349,610	15,000

Total assets	$816,244	$565,369

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,508,289	$1,341,279
Due to related parties	5,867	10,790
Total current liabilities	1,514,156	1,352,069

Total liabilities	$1,514,156	$1,352,069

Stockholders' deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding as of March 31, 3013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 71,066,557 and 62,069,672 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	71,068	62,070
Additional paid in capital	13,928,759	12,002,614
Common stock payable	289,561	8,625
Other comprehensive loss	(418)	-
Deficit accumulated during development stage	(14,986,882)	(12,860,009)
Total stockholders' deficit	(697,912)	(786,700)

Total liabilities and stockholders' deficit	$816,244	$565,369

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			Inception
	Three Months Ended		(August 7, 2007)
	March 31,		to March 31,
	2013	2012	2013

Revenue	$15,000	$-	$104,175

Operating expenses
Stock compensation expense	1,207,674	446,537	9,697,431
Legal & professional fees	199,519	88,120	2,304,978
Executive compensation	124,000	60,290	593,940
Research & development	139,943	42,189	779,553
General and administrative expenses	435,970	48,264	1,309,303
Loss on disposal on equipment	-	-	8,341
Total operating expenses	2,107,106	685,400	14,693,546

Loss from operations	(2,092,106)	(685,400)	(14,589,371)

Other expenses
Loss on settlement of debt	33,767	-	304,136
Interest expense	1,000	28,817	93,375
Total other expenses	34,767	28,817	397,511

Net loss	$(2,126,873)	$(714,217)	$(14,986,882)

Weighted average number of common shares outstanding - basic	67,978,229	43,355,429

Net loss per share - basic	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

4

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Other Comprehensive Loss

(Unaudited)

			Inception
	Three Months Ended		(August 7, 2007)
	March 31,		to March 31,
	2013	2012	2013

Net Income (loss)	$(2,126,873)	$(714,217)	$(14,986,882)

Unrealized holding gain (loss)
on available-for-sale securities	(418)	-	(418)

Comprehensive income (loss)	$(2,127,291)	$(714,217)	$(14,987,300)

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months		Inception
	March 31,		(August 7, 2007)
	2013	2012	to March 31, 2013

Cash flows from operating activities:
Net loss	$(2,126,873)	$(714,217)	$(14,986,882)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	-	-	7,450
Loss on disposal of equipment	-	-	8,341
Loss on extinguishment of debt	33,767	-	304,136
Debt discount on notes payable	-	2,500	7,500
Common stock issued for services	403,700	356,303	4,095,855
Stock based compensation - options	984,217	90,234	6,066,232
Non-cash interest expense	-	5,300	77,081
(Increase) decrease in operating assets:
Prepaid expenses	-	-	(157,616)
Deposits	8,000		(7,000)
Increase (decrease) in operating liabilities:
Accrued interest	-	23,831	-
Due to related parties	(4,923)	-	5,867
Accounts payable and accrued expenses	150,903	12,262	1,561,870
Net cash flows used in operating activities	(551,209)	(223,787)	(2,985,866)

Cash flows from investing activities:
Proceeds from acquisition of Lone Wolf	6,057	-	6,057
Purchase of property and equipment	-	-	(15,791)
Net cash flows used in investing activities	6,057	-	(9,734)

Cash flows from financing activities:
Proceeds from issuance of common stock	485,000	250,000	2,736,005
Proceeds from notes payable	20,000	20,000	249,000
Payments of notes payable	(20,000)	(20,000)	(86,200)
Proceeds from note payable - related party	-	-	25,000
Proceeds from convertible note	-	-	7,300
Common stock payable	-	-	30,000
Donated capital	-	-	37,629
Book overdraft	-	(382)	-
Net cash flows provided by financing activities	485,000	249,618	2,998,734

Net increase in cash	(60,152)	25,831	3,134

Cash and cash equivalents, beginning of period	63,286	-	-

Cash and cash equivalents, end of period	$3,134	$25,831	$3,134

Supplemental cash flow disclosures:
Interest paid	$1,000	$-	$8,585
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Common stock payable for merger consideration	$265,936	$-	$265,936
Increase (decrease) in prepaid common stock compensation	$210,000	$(90,203)	$210,000
Common stock issued to satisfy loan payable - related party	$-	$-	$25,000
Common stock issued for conversion of debt	$-	$-	$515,325
Common stock issued to satisfy accounts payable	$74,759	$-	$102,759
Common stock issued for executive compensation	$-	$-	$157,270
Number of common shares issued for executive compensation (post-split)	-	-	26,050,000

The accompanying notes are an integral part of these financial statements.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

Note 1 – Organization and Nature of Business

Mimvi, Inc. (“the Company”) was formed on August 7, 2007 (date of inception) under the laws of the State of Nevada. The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprises. The Company’s personalization technology automates the organization of mobile content. As of March 31, 2013, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

Merger – Lone Wolf, Inc.

On August 6, 2013, the Company entered into an Agreement and Plan of Merger with Wolf Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Lone Wolf, Inc., a California corporation (“Lone Wolf”), Eric Rice and DFM Agency, LLC, (the “Principal Shareholders”) and Eric Rice solely in his capacity as the shareholder representative under the Merger Agreement (the “Shareholders’ Representative”). The Merger Agreement provides for the merger of Merger Sub with and into Lone Wolf (the “Merger”), with Lone Wolf surviving the Merger as a wholly-owned subsidiary of the Company. On December 28, 2013, the Company, Merger Sub, Lone Wolf, the Principal Shareholders and the Shareholders’ Representative entered into an Amendment No. 1 to Agreement and Plan of Merger for the purpose of, among other things, (i) reducing the number of shares issuable in the merger to a maximum of 850,000 shares of Mimvi Common Stock, less a number of shares of Mimvi Common Stock equal to the amount of the outstanding debt of Lone Wolf and unpaid transaction expenses; and (ii) reducing the number of Escrow Shares to 200,000. The Amendment and the transactions contemplated thereby were approved by the Company’s board of directors on December 28, 2012.

On January 7, 2013, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Lone Wolf, with Lone Wolf being the surviving corporation. Upon completion of the Merger, Lone Wolf became a wholly-owned subsidiary of the Company.

At the effective time and as a result of the Merger, (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time was automatically converted into one share of common stock of Lone Wolf, and (ii) each share of common stock of Lone Wolf was canceled and converted automatically into the right to receive approximately 0.0530908 of a share of Mimvi.

As of March 31, 2013, the common shares for the merger consideration have yet to be issued because of logistical issues with certain former shareholders of Lone Wolf, Inc. The common shares to be issued are stated at fair value based at the average closing price of the Company’s common stock as quoted on the OTCQB of the 30 trading days prior to the closing date of January 7, 2013 are being recorded as common stock payable of $265,937. The fair value of $343,610 is being recorded as intangible assets.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

Unaudited

Had the merger taken place on January 1, 2013, results of operations would have reflected the following pro forma amounts for the three months ended March 31, 2013 and the comparable period in 2012:

	Three Months Ended March 31,		Inception (August 7, 2007) to
	2013	2012	March 31, 2013
Revenues	15,000	$-	104,175
Operating loss	2,092,106	685,400	14,693,546
Other expenses	34,767	28,817	397,511

Net loss	$2,126,873	$714,217	14,986,882

There were no principal differences between reported amounts and the pro forma amounts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of merger. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired:

As of January 7, 2013
Working Capital Items
Cash and cash equivalents	$6,057
Accounts receivable, net	5,000
Investment in Marketable securities	3,135
Intangible assets	342,610
Accounts payable and accrued liabilities	(90,866)
Subtotal—Working Capital Items	265,936

Total purchase price allocated	$265,936

Approximately $342,610 was assigned to the intangible assets obtained from Lone Wolf. Such assets are recorded in accordance with accounting principals generally accepted in the United States, they will be subject to analysis for impairment from time to time, at least on an annual basis.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

Unaudited

Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Lone Wolf, Inc merger:

Three Months Ended March 31, 2013
Accounts receivable	$5,000
Intangible assets	342,610
Investment in marketable securities	3,135
Accounts payable	(90,866)
$259,879
Plus, cash acquired	6,057

Total purchase price and acquisition costs	$265,936

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2013, the Company had an accumulated deficit of $14,986,882. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2013, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital through December 31, 2013.

The Company’s plans with respect to its liquidity issues include, but not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities,

2)	Continue to issue, restricted and S-8, common stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments and its expects to continue to do so for the foreseeable future,

3)	The Company may seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include Mimvi, Inc., and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company operates as one segment.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets will be reviewed for impairment.

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

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

Research and Development Costs

Research and development costs are charged to expense when incurred in accordance with FASB ASC 730,”Research and Development”. Research and development includes costs such as contracted license agreement fees with no alternative future use, salaries, wages and software engineering consulting fees. Purchased in-process research and development expense represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013. The Company did not engage in any transaction involving derivative instruments.

Earnings Per Share

Basic earnings per share (“EPS”) are provided in accordance with FASB ASC 260-10, “Earnings per Share”. EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

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

The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, “Income Taxes” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

As of and for the three months ended March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Note 3. Income Taxes

The Company had net operating losses (NOLs) as of December 31, 2012 of approximately $4,370,252 for federal tax purposes, portions of which are currently expiring each year until 2032. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

The Company has no tax provision for the three month periods ended March 31, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

Note 4. Investment Securities - Available For Sale

As of March 31, 2013, investment securities available for sale were $2,717 consisting of publicly traded equity securities that were acquired as part of the merger in January 2013.  They are valued at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in other comprehensive loss.

Investment securities available for sale are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

As of March 31, 2013, the Company’s investment securities are as follows:

Investment securities - available for sale - at fair value	March 31, 2013

Equity securities based on the closing price on the OTCQB on March 31, 2013	$2,717

Total short-term investments, available for sale	$2,717

As of March 31, 2013, the following is a summary of the cost, fair value and unrealized losses on the Company’s investment securities is as follows:

			Gross Unrealized
Short-term investments	Cost (1)	Fair Value	Holding Losses

Equity securities	$3,135	$2,717	$(418)
Total	$3,135	$2,717	$(418)

(1)	Fair value as of January 7, 2013

Note 5 – Notes Payable

As of March 31, 2013, there were no outstanding notes payable. During the three months ended March 31, 2013, the Company secured $20,000 in short-term note payable financing that was repaid in March 2013.

For the three months ended March 31, 2013, $1,000 was recorded as interest expense.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

Note 6.   Fair Value of Measurements

FASB Accounting Standards Codification (ASC) Section 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures,” establishes a three level hierarchy for fair value measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Cash and cash equivalents, other current assets, accounts payable and other accrued liabilities are reflected in the balance sheet at their estimated fair values primarily due to their short-term nature.

The investment in available-for sale securities is being reflected at the closing price of the securities as quoted on the OTCQB as of March 31, 2013.

As of March 31, 2013, the intangible assets of $342,610 associated with the merger of Lone Wolf, Inc. are being carried on the balance sheet at their fair value based on the merger agreement dated January 7, 2013.

Note 7 – Due to Related Parties

As of March 31, 2013 and December 31, 2012, the Company maintained $5,867 and $10,790, respectively in amounts due to related parties.

Note 8 – Stockholders’ Deficit

Preferred Stock

As of March 31, 2013, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

Common Stock

As of March 31, 2013, the Company has 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Issuance of Common Stock

During the three months ended March 31, 2013, the Company issued the following common stock:

On January 3, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $35,000.

On January 7, 2013, the Company entered into a series of transactions with consultants to the Company as follows:

The Company entered into two separate settlement agreements with consultants. After the following transactions; the consultants hold 3,166,667 warrants to purchase common stock of the Company.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

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

On January 14, 2013, the Company issued and sold 125,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000.

On January 22, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000.

On January 29, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $34,000.

On February 6, 2012, the Company issued 750,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $210,000.

On February 8, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investors for an aggregate purchase price of $50,000.

On March 1, 2013, the Company issued 367,865 shares of its common stock with a fair value of $108,526 to settle an outstanding payable of $74,759 recognizing a loss on debt settlement of $33,767.

On March 1, 2013, the Company issued 180,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $50,400.

On March 5, 2013, the Company issued 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000

On March 7, 2013, the Company issued 300,000 shares of its common stock to an accredited investor for an aggregate purchase price of $60,000.

On March 15, 2013, the Company issued 750,000 shares of its common stock to an accredited investor for an aggregate purchase price of $75,000

On March 31, 2013, the Company recorded a stock payable of $15,000 for 83,333 shares issuable to a consultant in exchange for service rendered. As of March 31, 2013 these common shares had yet to be issued.

On March 31, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $28,000.

As of March 31, 2013, the Company has yet to issue the common shares for the merger consideration due to logistical issues with the former shareholders of Lone Wolf, Inc. These amounts are recorded in the equity section of the balance sheet as common stock payable. (see Note 1)

Note 9 – Warrants and Options

Amended and Restated 2010 Stock Incentive Plan

The Company's 2010 Stock Incentive Plan, as amended and restated effective October 5, 2012 (“the Plan”), provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our common stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants.

As of March 31, 2013, 20,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan of which 3,200,000 shares were available for future grant. Shares authorized under the Plan will be available for issuance pursuant to options or awards granted under the Plan. The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

MIMVI, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013
Unaudited

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. On February 26, 2013, the Company registered the shares issuable under the 2013 Consultant Stock Plan on a Form S-8 Registration Statement.

During the three months ended March 31, 2013, the Company issued the following common shares under the 2013 Plan:

On March 1, 2013, the Company issued 367,865 shares of its common stock to a consultant in exchange for the settlement of accounts payable with a fair value of $74,759.

On March 1, 2013, the Company issued 180,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $50,400.

Summary:

	Common	Average Price Per
	Shares Issued	Share

Balance as of February 26, 2013, inception of the 2013 Plan	$-	-

Common shares issued	427,865	0.20

Balance as of March 31, 2013	$427,865	0.20

Warrants

The following table reflects warrant activity during the three months ended March 31, 2013:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2012	17,240,000	$0.33
Granted	4,968,750	$0.17
Exercised – cash	(2,000,000)	$0.10
Exercised - cash-less exercise	(2,875,000)	$0.001
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of March 31, 2013	17,333,750	$0.37

For the three months ended March 31, 2013, the Company issued 4,968,750 warrants to purchase its common stock while recording stock compensation expense for these warrants of $0 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%. The warrants are non forfeitable as of March 31, 2013.

As of March 31, 2013, the Company maintained total outstanding warrants to purchase 17,333,750 shares of its common stock at an average exercise price of $0.37 per share.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

Unaudited

Stock Option Plans

The following table reflects the option activity during the three months ended March 31, 2013:

	Options for	Weighted Average
	Common Shares	Exercise Price

Outstanding as of December 31, 2012	10,345,000	$0.42
Granted	6,755,000	0.29
	-
Exercised for cash	(300,000)	0.20
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/Exercisable outstanding as of March 31, 2013	16,800,000	$0.37

For the three months ended March 31, 2013, the Company issued 6,755,000 options to purchase its common stock while recording stock compensation expense for these options of $984,217 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%. The options are all fully earned and non forfeitable as of March 31, 2013.

As of March 31, 2013, the Company maintained total outstanding options to purchase 16,800,000 shares of its common stock at an average exercise price of $0.38 per share.

Note 10 – Commitments and Contingencies

The Company leases two (2) offices under signed agreements located in Sunnyvale, California and Westlake Village, California. The monthly rental payments under the agreements are approximately $4,200. The term of the agreements are for one year with the end date set to December 31, 2014.

For the three months ended March 31, 2013 and 2012, rent expense was $17,692 and $2,181, respectively.

Settlement Agreement – Crone Law Group

The Crone Law Group filed a claim against the Company on November 19, 2012, alleging breach of contract, account stated, quantum meruit and fraud, and seeking damages of $123,062, plus punitive damages, relating to allegedly unpaid legal fees. On December 26, 2012, Company filed a cross-claim against Mark Crone, dba Crone Law Group, for breach of duty, declaratory judgment and unjust enrichment. The matter was subsequently settled on May 3, 2013 with the Company agreeing to issue a total of 517,242 shares of its common stock valued at $75,000. On May 03, 2013, the Company issued 517,242 shares of its common stock in exchange for this settlement agreement with a fair value of $75,000 or $.145 per share.

Note 11 – Subsequent Events

Issuance of Common Stock

On April 1, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $19,000.

On April 1, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $15,833

On April 3, 2013, the Company issued and sold 500,000 shares of its common stock to three accredited investors for an aggregate purchase price of $50,000.

On April 4, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $25,000.

On April 5, 2013, the Company issued and sold 150,000 shares of its common stock to one accredited investor for an aggregate purchase price of $15,000.

On April 9, 2013, the Company issued 610,174 shares of its common stock to a vendor to satisfy a partial amount of the outstanding balance with a fair value of $128,137.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2013

Unaudited

On April 10, 2013, the Company issued and sold 1,500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $150,000.

On April 9, 2013, the Company issued and sold 1,250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $125,000.

On April 19, 2013, the Company issued 60,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $9,600.

On April 30, 2013, the Company issued 120,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $14,400.

On April 30, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $10,000.

On May 01, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $13,000.

On May 03, 2013, the Company issued 517,242 shares of its common stock in exchange for the Crone settlement agreement with a fair value of $75,000 (see below).

On May 08, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $13,000.

Settlement Agreement – Crone Law Group

The Crone Law Group filed a claim against the Company on November 19, 2012, alleging breach of contract, account stated, quantum meruit and fraud, and seeking damages of $123,062, plus punitive damages, relating to allegedly unpaid legal fees. On December 26, 2012, Company filed a cross-claim against Mark Crone, dba Crone Law Group, for breach of duty, declaratory judgment and unjust enrichment. The matter was subsequently settled on May 3, 2013 with the Company agreeing to issue a total of 517,242 shares of its common stock valued at $75,000. On May 03, 2013, the Company issued 517,242 shares of its common stock in exchange for this settlement agreement with a fair value of $75,000 or $.145 per share.

Summary of common stock issued:

Common shares outstanding as of March 31, 2013	71,066,557

Common shares issued for services	646,666
Common shares issued for cash	3,650,000
Common shares issued for settlement of accounts payable	1,127,416

Total common shares issued	5,424,082

Common shares outstanding as of May 19, 2013	76,490,639

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim financial statements and their notes included in this Form 10-Q, and our audited financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2012. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview

Mimvi, Inc. (“the Company” or “we”) is a technology company that leverages search, discovery and recommendation technology that enables partners, developers and end-users a gateway to the mobile Internet. Applications are ways that people engage with content of any variety and connect with others on the Internet. In essence, all anyone needs in a business or social context is an Internet connected device, and the right tools (i.e. software applications). In short, the Company sits at the intersection of this new app-connected economy.

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

How We Provide Value to Our Users

We serve our users by developing products that quickly and easily find, create, organize, and share information. We place a premium on products that matter to many.

Recent Developments

Lone Wolf Merger

On December 28, 2013, the Company, Merger Sub, Lone Wolf, the Principal Shareholders and the Shareholders’ Representative entered into an Amendment No. 1 to Agreement and Plan of Merger for the purpose of, among other things, (i) reducing the number of shares issuable in the merger to a maximum of 850,000 shares of Mimvi Common Stock, less a number of shares of Mimvi Common Stock equal to the amount of the outstanding debt of Lone Wolf and unpaid transaction expenses; and (ii) reducing the number of Escrow Shares to 200,000. The Amendment and the transactions contemplated thereby were approved by the Company’s board of directors on December 28, 2012.

On January 7, 2013, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Lone Wolf, with Lone Wolf being the surviving corporation. Upon completion of the Merger, Lone Wolf became a wholly-owned subsidiary of the Company.

At the effective time and as a result of the Merger, (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time was automatically converted into one share of common stock of Lone Wolf, and (ii) each share of common stock of Lone Wolf was canceled and converted automatically into the right to receive approximately 0.0530908 of a share of Mimvi.

Mimvi LaunchPad

On February 25, 2013, we formed our business-to-business division, LaunchPad to address the growing need of companies to migrate their businesses into the mobile world. According to recent Cisco research, by the end of this year there will be more mobile devices than people on Earth. Moreover, research by Google indicates that if a company's online presence is not optimized for mobile devices, 79% of people will not return.

Partnership with Entrepreneur Media - TrepLabs™

On March 25, 2013, we announced an official partnership with Entrepreneur Media, to launch TrepLabs™, an innovative discovery program for mobile app developers. Developers that qualify and are accepted into the TrepLabs™ program will have access to crowdfunding capital, professional marketing, backend infrastructure, user acquisition, analytics, media exposure (social and traditional), design, industry contacts and more.

The growing challenge of discoverability in an increasingly crowded app market is making it harder for the independent app developer to compete.  TrepLabs™ is designed to help the mobile developer community reduce its current dependency on app stores, and drive visibility and market traction for their mobile products.

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

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Revenue

For the three months ended March 31, 2013, we realized revenue of $15,000 compared to $0 for the three months ended March 31, 2012, an increase of $15,000 or 100%. The increase was primarily due to consulting services.

Operating Expenses

For the three months ended March 31, 2013, our operating expenses increased to $2,107,106, compared to $685,400 for 2012, an increase of $1,421,706 or 207.4%.

For the three months ended March 31, 2013, stock compensation expense increased to $1,207,674 from $446,537 in 2012, an increase of $761,137 or 170.5%. The increase was substantially due the Company’s significant increase in its operations and the fair value of the 6,755,000 options issued during the quarter, with a fair value based on the Black Scholes Model of $984,217, which were expensed primarily due to the issuance of options to certain former employees of Lone Wolf, Inc. under their respective employment agreements effective January 7, 2013, the date we closed the merger with Lone Wolf, Inc. and its shareholders. In addition, we issued $1,230,000 shares of restricted common stock issued at fair value of $333,400 based on the closing price of our stock on the date of issuance as quoted on the OTCQB,

For the three months ended March 31, 2013, legal and professional fees increased to $199,519 from $88,120 in 2011, an increase of $111,399 or 126.4% primarily due to the change in outside law firms, the retention of in-house general counsel in 2012 and activity that required increased amounts of time from our legal counsel due to litigation, financing matters, legacy debt/equity issues and intellectual property legal counsel for revenue agreements.

For the three months ended March 31, 2013, the executive compensation that we incurred increased to $124,000 from $60,290 in 2012 or 105.7% primarily due to a full quarterly period of compensation in 2013 for our CVO, CEO & CFO.

For the three months ended March 31, 2013, the research & development that we incurred increased to $139,943 from $42,189 an increase of $97,754 or 231.7% in 2012 primarily due to an increase in the software engineering expenses we incurred with our employees and consultants as we continue to develop our products.

For the three months ended March 31, 2013, the general and administrative expenses that we incurred increased to $435,970 from $48,264 an increase of $387,706 or 803.3% in 2012 primarily due to an overall significant increase in our operations, specifically investor relations expenses and personnel expenses.

For the three months ended March 31, 2013, the loss on settlement of debt that we incurred increased to $33,767 from $0 in 2012 primarily due to the fair value measurement of restricted common stock issue to a vendor in partial satisfaction of their accounts payable.

For the three months ended March 31, 2013, the interest expense that we incurred decreased to $1,000 from $28,817 in 2012, a decrease of $27,817 or 96.5% because we had no term debt on our balance sheet as of March 31, 2013. The $1,000 we incurred and paid in 2013 was for a short-term demand note...

Net Loss

For the three months ended March 31, 2013, we incurred a loss of $2,126,873, or $0.03 basic loss per share compared to a loss of $714,217 or $0.02 basic loss per share for the three months ended March 31, 2012. The increase in the loss is described above in the detailed operating expenses.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $466,634 consisting of $3,134 cash, $5,000 accounts receivable, $2,717 in investment in marketable securities and $455,783 prepaid expenses. We had total current liabilities of $1,514,156 consisting of accounts payable and accrued expenses of $1,508,289 and due to related parties of $5,867.

We currently have limited funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs which would adversely impact our ability to continue our existence as a corporate enterprise.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have recently received, see subsequent events in the financial statements, there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012:

For the Three Months Ended
	March 31, 2013	March 31, 2012
Net cash (used in) operating activities	$(551,209)	$(223,787)
Net cash (used in) investing activities	$6,057	$-
Net cash provided by financing activities	$485,000	$249,618
Net increase (decrease) in cash and cash equivalents	$(60,152)	$25,831
Cash - beginning of period	$63,286	$-
Cash - end of period	$3,134	$25,831

Going Concern Uncertainties

As of March 31, 2013, we have no on-going sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the years ended December 31, 2012 and 2011.

Capital Expenditures

For the three months ended March 31, 2013, we have not incurred any material capital expenditures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Crone Law Group filed a claim against Company on November 19, 2012, alleging breach of contract, account stated, quantum meruit and fraud, and seeking damages of $123,062, plus punitive damages, relating to allegedly unpaid legal fees. On December 26, 2012, Company filed a cross-claim against Mark Crone, dba Crone Law Group, for breach of duty, declaratory judgment and unjust enrichment. The matter was subsequently settled on May 3, 2013 with the Company agreeing to issue a total of 517,242 shares of its common stock valued at $75,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the Company issued the following common stock:

On January 3, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $35,000.

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

On January 14, 2013, the Company issued and sold 125,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000.

On January 22, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000.

On January 29, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $34,000.

On February 6, 2012, the Company issued 750,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $210,000.

On February 8, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investors for an aggregate purchase price of $50,000.

On March 1, 2013, the Company issued 367,865 shares of its common stock with a fair value of $108,526 to settle an outstanding payable of $74,759 recognizing a loss on debt settlement of $33,767.

On March 1, 2013, the Company issued 180,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $50,400.

On March 5, 2013, the Company issued 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000.

On March 7, 2013, the Company issued 300,000 shares of its common stock to an accredited investor for an aggregate purchase price of $60,000.

On March 15, 2013, the Company issued 750,000 shares of its common stock to an accredited investor for an aggregate purchase price of $75,000.

On March 31, 2013, the Company recorded a stock payable of $15,000 for 83,333 shares issuable to a consultant in exchange for service rendered. As of March 31, 2013 these had yet to be issued.

On March 31, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $28,000.

The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

MIMVI, INC.

May 20, 2013	/s/Michael Poutre
Michael Poutre
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

May 20, 2013	/s/Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

