Form 10-Q/A
period 2013-03-31
MIMVI, INC.
filed 2013-05-21
CIK 1428397

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	76,490,639 shares
(Class)	(Outstanding as of May 19, 2013)

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q, as originally filed on May 20, 2013.

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

* Incorporated by reference to Mimvi, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 20, 2013.

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

MIMVI, INC.

Date: May 20, 2013

	By:	/s/ Michael Poutre
Michael Poutre, Chief Executive Officer