Form 10-Q
period 2013-06-30
MIMVI, INC.
filed 2013-08-12
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-54074

MIMVI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Mauchly, Suite 106
Irvine, California	92673
(Address of principal executive offices)	(Zip Code)

949-679-0792

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of August 12, 2013, there were 118,379,795 shares of the Registrant's common stock outstanding.

MIMVI, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012

Assets

Current assets
Cash	$46,160	$63,286
Accounts receivable	5,000	-
Deferred financing cost, net of amortization of $24,397	94,058	-
Prepaid expenses	214,483	487,083
Total current assets	359,701	550,369

Other assets
Intangible assets	10,470	-
Deposits	7,000	15,000
Investments - available for sale	1,254	-
Total other assets	18,724	15,000

Total assets	$378,425	$565,369

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$996,507	$1,352,069
Customer deposit	20,000	-
Convertible notes payable - net of unamortized discount of $353,870	106,130	-
Total current liabilities	1,122,637	1,352,069

Commitments and contingencies	255,677	-

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; zero outstanding, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 80,175,209 and 62,069,672 shares issued and outstanding, respectively	80,175	62,070
Additional paid in capital	17,153,893	12,002,614
Common stock payable	8,625	8,625
Other comprehensive loss	(1,881)	-
Deficit accumulated during development stage	(18,240,701)	(12,860,009)
Total stockholders' deficit	(999,889)	(786,700)

Total liabilities and stockholders' deficit	$378,425	$565,369

The accompanying notes are an integral part of these consolidated financial statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		(August 7, 2007)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

Revenue	$27,314	$-	$42,314	$-	$131,489

Cost of revenue	20,390	-	20,390	-	20,390

Gross profit	6,924	-	21,924	-	111,099

Operating expenses
Research and development	83,559	-	223,502	-	863,112
General and administrative expenses	2,766,352	543,332	4,733,515	1,228,732	16,664,555
Depreciation and amortization expenses	550	-	550	-	8,000
Impairment of intangibles	342,610	-	342,610	-	342,610
Loss on disposal on equipment	-	-	-	-	8,341
Total operating expenses	3,193,071	543,332	5,300,177	1,228,732	17,886,618

Loss from operations	(3,186,147)	(543,332)	(5,278,253)	(1,228,732)	(17,775,519)

Other (income) expenses
(Gain) loss on extinguishment of debt	(49,755)	-	(15,988)	-	254,381
Interest expense	117,426	7,713	118,426	36,530	210,801
Total other (income) expenses	67,671	7,713	102,438	36,530	465,182

Net loss	$(3,253,818)	$(551,045)	$(5,380,692)	$(1,265,262)	$(18,240,701)

Net loss per common share - basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	77,215,028	46,613,874	72,788,291	44,905,067

The accompanying notes are an integral part of these consolidated financial statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Other Comprehensive Loss

(Unaudited)

					Inception
	Three Months Ended		Six Months Ended		(August 7, 2007)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

Net loss	$(3,253,818)	$(551,045)	$(5,380,692)	$(1,265,262)	$(18,240,701)

Unrealized loss on available-for-sale securities	(1,463)	-	(1,881)	-	(1,881)

Comprehensive loss	$(3,255,281)	$(551,045)	$(5,382,573)	$(1,265,262)	$(18,242,582)

The accompanying notes are an integral part of these consolidated financial statements.

MIMVI, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended		Inception
	June 30,		(August 7, 2007)
	2013	2012	to June 30, 2013

Cash flows from operating activities:
Net loss	$(5,380,692)	$(1,265,262)	$(18,240,701)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	550	-	8,000
Impairment of intangibles	342,610	-	342,610
Common stock issued for services / interest	3,376,572	698,860	12,182,042
Amortization of deferred financing cost	24,397	-	24,397
Amortization of debt discount on notes payable	95,730	2,500	103,230
Non-cash interest expense	-	-	77,081
Loss on extinguishment of debt	(15,988)	-	254,381
Loss on disposal of equipment	-	-	8,341
Change in operating assets and liabilities:
Prepaid expenses	-	-	(157,616)
Deposits	8,000	-	(7,000)
Accounts payable and accrued expenses	180,158	205,722	1,591,223
Due to related parties	-	42,250	10,790
Customer deposits	20,000	-	20,000
Net cash flows used in operating activities	(1,348,663)	(315,930)	(3,783,222)

Cash flows from investing activities:
Cash acquired from acquisition of Lone Wolf	6,057	-	6,057
Purchase of property and equipment	-	-	(15,791)
Purchase of intangibles	(11,020)	-	(11,020)
Net cash flows used in investing activities	(4,963)	-	(20,754)

Cash flows from financing activities:
Bank overdraft	-	2,151	-
Proceeds from notes payable	41,200	32,000	270,200
Payments of notes payable	(41,200)	(20,000)	(107,400)
Proceeds from note payable - related party	-	2,500	25,000
Proceeds from convertible note, net of financing cost of $43,500	466,500	7,300	473,800
Payments of convertible notes payable	(75,000)	-	(75,000)
Proceeds from issuance of common stock	945,000	302,500	3,196,005
Donated capital	-	-	58,906
Common stock payable	-	-	8,625
Net cash flows provided by financing activities	1,336,500	326,451	3,850,136

Net (decrease) increase in cash	(17,126)	10,521	46,160

Cash and cash equivalents, beginning of period	63,286	-	-

Cash and cash equivalents, end of period	$46,160	$10,521	$46,160

Supplemental cash flow disclosures:
Interest paid	$-	$-	$7,585
Income taxes paid	$-	$-	$-

Supplemental non-cash investing and financing activities:
Increase (decrease) in prepaid common stock compensation	$140,000	$(262,003)	$627,083
Unrealized loss on available for sale investments	$1,881	$-	$1,881
Discount on convertible notes	$424,600	$5,110	$429,710
Warrants issued for deferred financing cost	$74,955	$-	$74,955
Common stock issued to satisfy accounts payable	$354,922	$-	$382,922
Common stock issued for cash-less warrant exercise	$2,875	$-	$2,875
Common stock issued to satisfy loan payable - related party	$-	$-	$25,000
Common stock issued for conversion of debt	$-	$-	$515,325

The accompanying notes are an integral part of these consolidated financial statements.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Mimvi, Inc. (“the Company”) was formed on August 7, 2007 (date of inception) under the laws of the State of Nevada. The Company is a technology company that develops advanced algorithms and technology for mobile applications and mobile Internet related technology and personalized search, recommendation and discovery services to consumers and business enterprises. The Company’s personalization technology automates the organization of mobile content. As of June 30, 2013, the Company is a development stage company with limited revenues, net losses from operations and negative cash flows from operations.

Merger – Lone Wolf, Inc.

On August 6, 2012, the Company entered into an Agreement and Plan of Merger with Wolf Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Lone Wolf, Inc., a California corporation (“Lone Wolf”), Eric Rice and DFM Agency, LLC, (the “Principal Shareholders”) and Eric Rice solely in his capacity as the shareholder representative under the Merger Agreement (the “Shareholders’ Representative”). The Merger Agreement provided for the merger of Merger Sub with and into Lone Wolf (the “Merger”), with Lone Wolf surviving the Merger as a wholly-owned subsidiary of the Company. On December 28, 2012 the Company, Merger Sub, Lone Wolf, the Principal Shareholders and the Shareholders’ Representative entered into an Amendment No. 1 to Agreement and Plan of Merger for the purpose of, among other things, (i) reducing the number of shares issuable in the merger to a maximum of 850,000 shares of the Company’s common stock, less a number of shares of the Company’s common stock equal to the amount of the outstanding debt of Lone Wolf and unpaid transaction expenses; and (ii) reducing the number of Escrow Shares to 200,000. The Amendment and the transactions contemplated thereby were approved by the Company’s board of directors on December 28, 2012.

On January 7, 2013, pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Lone Wolf, with Lone Wolf being the surviving corporation. Upon completion of the Merger, Lone Wolf became a wholly-owned subsidiary of the Company. At the effective time and as a result of the Merger, (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time was automatically converted into one share of common stock of Lone Wolf; and (ii) each share of common stock of Lone Wolf was canceled and converted automatically into the right to receive approximately 0.0530908 per share of the Company’s common shares. As of June 30, 2013, all of the common shares for the merger consideration have been issued.

Had the merger taken place on January 1, 2013, results of operations would have reflected the following pro forma amounts for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(August 7, 2007) to
	2013	2012	2013	2012	June 30, 2013
Revenues, net	$27,314	$25,523	$42,314	$35,685	$361,375
Operating loss	(3,190,718)	(1,294,126)	(5,278,253)	(1,315,990)	(18,375,803)
Other (income) expenses	63,100	(38,202)	(102,438)	(457,476)	(566,637)

Net loss	$(3,253,818)	$(1,306,805)	$(5,380,692)	$(1,256,447)	$(18,581,065)

There were no principal differences between reported amounts and the pro forma amounts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of merger. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired:

Working Capital Items	As of January 7, 2013
Cash	$6,057
Accounts receivable, net	5,000
Investments – available for sale	3,135
Intangible assets	342,610
Accounts payable and accrued liabilities	(90,866)
Subtotal—Working Capital Items	265,936

Total purchase price allocated	$265,936

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2013, the Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired and $342,610 was recognized as impairment of intangibles in the statements of operations.

Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Lone Wolf, Inc. merger:

Accounts receivable	$5,000
Intangible assets	342,610
Investments – available for sale	3,135
Accounts payable	(90,866)
259,879
Plus, cash acquired	6,057

Total purchase price and acquisition costs	$265,936

Adaptive Media Merger

On July 1, 2013, the Company entered into a Merger Agreement whereby it acquired Adaptive Media as a wholly owned subsidiary. Based in Irvine, California, Adaptive Media is an audience and content monetization company working with website owners, app developers, and video content publishers to better optimize the serving of content and ads together. Adaptive Media serves as the foundation for content developers looking to engage brand advertisers through integrated, engaging, and impactful ads across its content on multiple devices. Its multi-channel ad delivery and content platform delivers relevant and timely-placed advertising that meets the needs of our publishers’ audiences without interrupting their users’ experiences. For more information, please visit: www.adaptivem.com; also See Note 10 for Subsequent Events.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013, the Company had an accumulated deficit of $18,240,701.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2013, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern. Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital through December 31, 2013.

The Company’s plans with respect to its liquidity issues include, but not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities:

2)	Continue to issue restricted and S-8 common stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments and its expects to continue to do so for the foreseeable future; and

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries; to the extent such disclosure is required by applicable securities laws. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of 10 years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

As of June 30, 2013, the Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired and $342,610 was recognized as impairment of intangibles in the statements of operations.

Revenue Recognition

The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Research and Development Costs

Research and development costs are charged to expense when incurred. Research and development includes costs such as contracted license agreement fees with no alternative future use, salaries, wages and software engineering consulting fees. Purchased in-process research and development expense represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

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

The following tables provide fair value measurement information for the Company's investment securities - available for sale being reflected at the closing price of the securities as quoted on the OTCQB as of June 30, 2013.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

	As of June 30, 2013
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Investments - available for sale	$1,254	$1,254	$1,254	$-	$-

As of December 31, 2012
Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Investments - available for sale	$-	$-	$-	$-	$-

Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2013 and 2012, potential dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities included warrants of 31,602,803 and 13,000,000 as of June 30, 2013 and 2012, respectively and stock options of 20,400,000 and 7,437,500 as of June 30, 2013 and 2012, respectively. In addition, there are 4,250,000 shares or $0.10 per share of restricted common shares that can potentially be issued within certain debt financing upon the conversion of the debt on or before the note’s maturity date of December 31, 2013 that the Company entered into during the six months ended June 30, 2013.

Stock Based Compensation

The Company recognizes stock-based compensation for all share-based payment awards made to employees including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable. The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Subsequent Events

The Company has evaluated all transactions from June 30, 2013 through the financial statement issuance date for subsequent event disclosure consideration.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Long-Lived Assets

The following table summarizes the long lived assets the Company has as of June 30, 2013 and December 31, 2012:

	Useful
	Lives	June 30, 2013	December 31, 2012

Websites	10 years	$11,020	$-
Subtotal		11,020	-
Less: accumulated amortization		(550)	-
Intangible assets, net		$10,470	$-

As of June 30, 2013, the Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired and $342,610 was recognized as impairment of intangibles in the statements of operations.

Note 4 – Income Taxes

The Company had net operating losses (NOLs) as of June 30, 2013 of approximately $9,300,488 for federal tax purposes, portions of which are currently expiring each year through 2032. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the six-month periods ended June 30, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

Note 5 – Investment Securities - Available For Sale

As of June 30, 2013, investment securities available for sale were $1,254 consisting of publicly traded equity securities that were acquired as part of the merger in January 2013.  They are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in other comprehensive loss.

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

As of June 30, 2013, the following is a summary of the cost, fair value and unrealized losses on the Company’s investment securities is as follows:

			Unrealized Holding Loss
			Three Months	Six Months
	January 7,	June 30,	Ended	Ended
Short-term investments	2013 Cost	2013 Fair Value	June 30, 2013	June 30, 2013

Investments – available for sale	$3,135	$1,254	$(1,463)	$(1,881)
Total	$3,135	$1,254	$(1,463)	$(1,881)

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Notes Payable

During the six months ended June 30, 2013, the Company entered into notes payable with terms as follows:

Convertible Note

On May 21, 2013, the Company entered into a convertible note agreement for a principal amount of $425,000 with an original issue discount of $25,000, a legal fee payment requirement of $5,000 and a placement agent fee of $32,000 for net proceeds of $363,000. As part of the placement agent fee, 660,000 warrants, with a fair value of $74,955, were issued to purchase common stock of the Company. The value of these warrants was determined using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

The maturity date is December 31, 2013 with an annual interest rate of 8%. At any time after the issuance date until the note is no longer outstanding, this note is convertible, in whole or in part, into 4,250,000 shares of common stock of the Company at a per share price of $0.10, at the option of the holder subject to certain conversion limitations. Concurrently with the issuance of such note, the holder was granted a warrant to purchase 4,000,000 shares, with a relative fair value of $222,221, of the Company’s common stock with a strike price of $0.25, subject to certain potential adjustments to the strike price and including a cash-less exercise provision. The value of these warrants was determined using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

Unsecured Convertible Notes

On May 15, 2013, the Company entered into an unsecured convertible note agreement with a principal amount of $75,000 and paid financing fees of $4,000 for net proceeds of $71,000. The maturity date was June 1, 2013 with an annual interest rate of 10%. As of June 30, 2013, this note was paid in-full.

On June 14, 2013, the Company entered into a convertible note agreement with a principal amount of $35,000 and paid financing fees of $2,500 for net proceeds of $32,500. The maturity date of this note is July 1, 2013 with an annual interest of 10%. As of June 30, 2013, this note was outstanding. On July 1, 2013, this note was paid in-full.

The respective discounts have been amortized over the period from the commitment date until the notes become convertible by the holder. The details are as follows:

Face value of the convertible notes payable	$460,000
Less: original issue discount	(25,000)
Less: discount related to conversion feature	(202,379)
Less: discount related to warrants	(222,221)
Add: amortization of debt discount	95,730
Carrying value of notes as of June 30, 2013	$106,130

Short-Term Advances

During the six months ended June 30, 2013, the Company received $41,200 short-term advances from two parties with no formal payment arrangements and no interest requirements. As of June 30, 2013, the $41,200 had been paid in-full.

For the six months ended June 30, 2013, $8,266 was recorded as interest expense.

As of December 31, 2012, there were no outstanding notes payable.

Note 7 – Stockholders’ Deficit

Preferred Stock

As of June 30, 2013, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Common Stock

As of June 30, 2013, the Company has 300,000,000, $0.001 par value, shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Issuances of Common Stock

During the six months ended June 30, 2013, the Company issued the following common stock:

On January 3, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $35,000 or $0.35 per share.

On January 7, 2013, the Company entered into a series of transactions with consultants to the Company as follows:

The Company entered into two separate settlement agreements with consultants. After the consummation of such settlement agreements; the consultants hold 3,166,667 warrants to purchase common stock of the Company at a per share price of $0.10

The Company issued 2,875,000 shares of its common stock to two consultants in a cash-less exercise of warrants issued to them in January 2010.

The Company issued a warrant for the right to purchase 1,500,000 common shares at a per share price of $0.10 for consideration of the issuance and immediate exercise of the 2,000,000 warrants below.

The Company issued a warrant for the right to purchase 2,000,000 common shares at a per share price of $0.10. Immediately upon the grant of this warrant, the consultant exercised the warrant and the Company issued 2,000,000 common shares in exchange for $200,000.

On January 14, 2013, the Company issued and sold 125,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000 or $0.20 per share.

On January 22, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000 or $0.20 per share.

On January 29, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $34,000 or $0.34 per share.

On February 6, 2012, the Company issued 750,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $210,000 or $0.28 per share.

On February 8, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $50,000 or $0.20 per share.

On March 1, 2013, the Company issued 367,865 shares of its common stock with a fair value of $108,526, or $0.30 per share, to settle an outstanding payable of $74,759 recognizing a loss on debt settlement of $33,767.

On March 1, 2013, the Company issued 180,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $50,400 or $0.28 per share.

On March 5, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000 or $0.20 per share.

On March 7, 2013, the Company issued and sold 300,000 shares of its common stock to an accredited investor for an aggregate purchase price of $60,000 or $0.20 per share.

On March 15, 2013, the Company issued and sold 750,000 shares of its common stock to an accredited investor for an aggregate purchase price of $75,000 or $0.10 per share.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

On April 1, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $15,833 or $0.19 per share.

On March 31, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $18,000 or $0.18 per share.

On April 1, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $19,000 or $0.19 per share.

On April 1, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $15,833 or $0.19 per share.

On April 3, 2013, the Company issued and sold 500,000 shares of its common stock to three accredited investors for an aggregate purchase price of $50,000 or $0.10 per share.

On April 4, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $25,000 or $0.10 per share.

On April 5, 2013, the Company issued and sold 150,000 shares of its common stock to one accredited investor for an aggregate purchase price of $15,000 or $0.10 per share.

On April 9, 2013, the Company issued 610,174 shares of its common stock to a vendor to satisfy a partial amount of the outstanding balance with a fair value of $128,137 or $0.21 per share.

On April 10, 2013, the Company issued and sold 1,500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $150,000 or $0.10 per share.

On April 9, 2013, the Company issued and sold 1,250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $125,000 or $0.10 per share.

On April 19, 2013, the Company issued 60,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $9,600 or $0.16 per share.

On April 30, 2013, the Company issued 120,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $14,400 or $0.12 per share.

On April 30, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $10,000 or $0.12 per share.

On May 1, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $13,000 or $0.13 per share.

On May 3, 2013, the Company issued 517,242 shares of its common stock in exchange for this settlement agreement with a fair value of $75,000. The Crone Law Group filed a claim against the Company on November 19, 2012, alleging breach of contract, account stated, quantum meruit and fraud, and seeking damages of $123,062, plus punitive damages, relating to allegedly unpaid legal fees. On December 26, 2012, Company filed a cross-claim against Mark Crone, dba Crone Law Group, for breach of duty, declaratory judgment and unjust enrichment. The matter was subsequently settled on May 3, 2013 with the Company agreeing to issue a total of 517,242 shares of its common stock valued at $75,000, or $0.145 per share, based on the fair value of the stock on May 3, 2013.

On May 8, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $13,000 or $0.13 per share.

On May 31, 2013, the Company issued 180,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $21,600 or $0.12 per share.

On May 31, 2013, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $6,000 or $0.12 per share.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

On June 3, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $12,000 or $0.12 per share.

On June 3, 2013, the Company issued 208,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $25,000 or $0.12 per share.

On June 10, 2013, the Company issued 83,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $10,000 or $0.12 per share.

On June 10, 2013, the Company issued and sold 350,000 shares of its common stock to one accredited investor for an aggregate purchase price of $35,000 or $0.10 per share.

On June 20, 2013, the Company issued 290,000 shares of its common stock to a consultant in exchange for the settlement of outstanding accounts payable with a fair value of $34,800 or $0.12 per share.

On June 20, 2013, the Company issued 184,794 shares of its common stock to a consultant in exchange for services rendered with a fair value of $17,925 or $0.097 per share.

On June 25, 2013, the Company issued 46,053 shares of its common stock to a consultant in exchange for services rendered with a fair value of $3,684 or $0.08 per share.

On June 26, 2013, the Company issued 542,651 shares of its common stock to the Company’s law firm in exchange for services rendered with a fair value of $43,412 or $0.08 per share, however, the law firm will not issue a credit on their respective invoices until the shares are sold. As of June 30, 2013, the $43,412 is being recorded as a reduction of accounts payable.

On June 30, 2013, the Company issued 318,500 shares of its common stock to five consultants in exchange for services rendered with a fair value of $25,480 or $0.08 per share.

In June 2013, the Company issued 530,899 shares of its common stock effective January 7, 2013 for the Lone Wolf merger consideration with a fair value of $265,938 in accordance with the merger agreement of which 200,000 shares are being held in escrow by the transfer agent.

During the six months ended June 30, 2013, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 100% warrant coverage.

During the six months ended June 30, 2012, the Company issued the following common stock:

On January 24, 2012, the Company issued 20,000 shares of its common stock for interest to a note holder with a fair value of $1,800.

On February 1, 2012, the Company issued 50,000 shares of its common stock for interest to a note holder with a fair value of $3,500.

On March 12, 2012, the Company issued 2,500,000 shares of its common stock to one accredited investor in exchange for an aggregate purchase price of $250,000. In addition, the investor was granted a warrant to purchase 2,500,000 shares of the Company’s common stock at $0.25 per share.

On March 12, 2012, the Company issued 800,000 shares of its common stock to the CEO of the Company in exchange for services rendered with a fair value of $73,600.

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratably over a six month period subject to forfeiture. An adjustment will be made on a quarterly basis going forward in order to recognize their fair value. As of June 30, 2012, $39,490 was recorded as stock compensation expense.

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

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

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

On June 8, 2012, the Company issued 10,000 shares of its common stock to a note holder for consideration of extending the due date through September 2012. The total value of $2,250 has been recorded as interest expense as of June 30, 2012.

On June 18, 2012, the Company issued 15,000 shares of its common stock to a note holder for consideration of extending the due date through September 2012. The total value of $3,450 has been recorded as interest expense as of June 30, 2012.

During the six months ended June 30, 2012, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 100% warrant coverage.

Note 8 – Warrants and Options

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

As of June 30, 2013, 20,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan of which 3,200,000 shares were available for future grant. Shares authorized under the Plan will be available for issuance pursuant to options or awards granted under the Plan. The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. On February 26, 2013, the Company registered the shares issuable under the 2013 Consultant Stock Plan on a Form S-8 Registration Statement as filed with the SEC.

Warrants

The following table reflects warrant activity during the six months ended June 30, 2013:

	Warrants for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2012	17,240,000	$0.33
Granted	20,485,417	0.20
Exercised – cash	(2,000,000)	0.10
Exercised - cash-less exercise	(2,875,000)	-
Forfeited, cancelled, expired	(248,333)	-
Outstanding and exercisable as of June 30, 2013	32,602,084	$0.26

For the six months ended June 30, 2013, the Company issued 20,485,417 warrants to purchase its common stock and recorded deferred financing cost for 660,000 warrants of $4,955 and debt discount of $222,221 for 4,000,000 warrants using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 3.90% a dividend yield of 0% and a volatility rate of 400%. The remaining 15,825,417 warrants were issued with the sale of common stock.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The following table reflects warrant activity during the six months ended June 30, 2012:

	Warrants for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2011	5,000,000	$0.50
Granted	8,000,000	0.29
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of June 30, 2012	13,000,000	$0.37

For the six months ended June 30, 2012, the Company issued 8,000,000 warrants to purchase its common stock while recording stock compensation expense for these warrants of $0 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 25%.

Stock Option Plans

The following table reflects the option activity during the six months ended June 30, 2013:

	Options for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2012	10,345,000	$0.42
Granted	10,055,000	0.24
Exercised	(300,000)	0.20
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of June 30, 2013	20,100,000	$0.34

For the six months ended June 30, 2013, the Company issued 10,355,000 options to purchase its common stock while recording stock compensation expense for all of the options of $2,254,180 using the Black-Scholes option pricing model based upon the following assumptions: term of 3-5 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%.

The following table reflects the option activity during the six months ended June 30, 2012:

	Options for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2011	7,187,500	$0.45
Granted	250,000	0.25
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of June 30, 2012	7,437,500	$0.44

As approved by the Board of Directors, on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vest immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period.

For the six months ended June 30, 2012, the Company issued 250,000 options to purchase its common stock while recording stock compensation expense for all of the options of $180,468.

The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

Note 9 – Commitments and Contingencies

Office Lease Agreements

As of June 30, 2013, the Company leased two offices under signed lease agreements located in Sunnyvale, California and Westlake Village, California. The monthly rental payments under the agreements are approximately $4,188.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The office lease in Sunnyvale, California expires in September 2013. As of June 30, 2013, the total commitment on this office lease is approximately $450 for the remainder of the lease period.

The office lease in Westlake Village, California expires in December 2014 and it does not include cancellation clause. As of June 30, 2013, the total commitment on this office lease is approximately $76,000 for the remainder of the lease period including landlord fit-out reimbursements.

For the six months ended June 30, 2013 and 2012, rent expense was $34,505 and $2,181, respectively.

Legal Proceedings

On July 29, 2013 the Company was named as a defendant, along with two individuals, including Kasian Franks, who owns more than five percent of the outstanding common shares of Company, in a lawsuit filed by Khoi Senderowicz in Alameda County Superior Court. The suit alleges breach of an oral lease, and damages to property. The plaintiff seeks damages of $381,887. The Company has not yet been served with process. The Company believes that this a private landlord-tenant dispute between Khoi Senderowicz and Kasian Franks and intends to defend the claim vigorously. Discovery has not yet commenced.

In July 2013 the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson, in the amount of $62,141. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment.

The Company was threatened with legal action by Felix Chan, who formerly had an independent contractor relationship with the Company. Chan asserts that the Company is obliged to pay him $171,000. No claim has been filed, and the parties are engaging in settlement discussions. The Company intends to vigorously defend any claim filed on this matter.

In July 2013 the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies any obligation. No claim has been filed. The Company intends to vigorously defend any claim filed on this matter.

In July and August 2013 the Company and its wholly-owned subsidiary, Adaptive Media, were threatened with legal action by BlueLink Marketing, relating to claimed unpaid contract fees. BlueLink claims that the Company owes $285,000. The Company disputes that any amount is owed, and is investigating potential claims against BlueLink. The Company intends to vigorously defend any claim filed on this matter.

As of June 30, 2013, the Company has accrued approximately $255,677 in potential exposure for the litigation proceedings noted above but will adjust the accrual when final settlement agreements are completed.

Severance Agreements

See Note 10 – Subsequent Events

Note 10 – Subsequent Events

Adaptive Media - Merger

On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby its wholly owned subsidiary, Adaptive Media Acquisition Co., Inc., an Oregon corporation, merged with and into Adaptive Media, Inc., an Oregon corporation (“Adaptive Media”), a company engaged in the business of Internet, mobile, and video advertising. On July 1, 2013, the parties executed all documents and filed the Plan of Merger with the Oregon Secretary of State. Upon consummation of the merger, the Adaptive Media shareholders were issued 33,500,000 shares of common stock, par value $0.001 per share, of the Company, constituting approximately 29.9% of the outstanding stock of the Company. The Company shareholders retained 70.1% of the Company. Specifically, each Adaptive Media share was converted into the right to receive 3,350 shares of Company Common Stock. In addition, the Company entered into a Put Agreement with the Adaptive Media shareholders granting them the right to require the Company to purchase from them up to their pro rata portion of 5,500,000 shares, subject to certain limitations. The merger caused Adaptive Media to become a wholly owned subsidiary of the Company. In connection with the merger, Kasian Franks and Michael Poutre resigned as Chief Visionary Officer and Chief Executive Officer, respectively, and both resigned from their roles as directors and, in the case of Mr. Franks, Chairman of the Company. Furthermore, the Company appointed Qayed Shareef as the Company’s Chief Executive Officer and director, and entered into an employment agreement and an indemnification agreement with him to that end. The Company also engaged Mr. Poutre to assist the Company in its transition to new management, and entered into a consulting agreement and indemnification agreement with Mr. Poutre.

Severance Agreements

In July 2013, several Mimvi employees who were under employment agreements were terminated.

On July 15, 2013, a separation agreement was reached with one former employee to include a $30,000 severance payable in six payments of $5,000 from August 2, 2013 to October 16, 2013. On July 24, 2013, the Company issued 50,000 shares of its common stock as part of this separation agreement with a fair value of $5,500 or $0.11 per share. The agreement includes an extension of the deadline to exercise the 500,000 vested stock options granted on February 5, 2013 at a strike price of $0.30 per share until December 31, 2014. Concurrently with the execution of the separation agreement, the parties entered into a two-month consulting agreement for total fees of $10,000.

On July 15, 2013, a separation agreement was reached with another former employee to include a $30,000 severance payable in six payments of $5,000 from August 2, 2013 to October 16, 2013. On July 23, 2013, the Company issued 100,000 shares of its common stock as part of this separation agreement with a fair value of $11,000 or $0.11 per share. The agreement includes an extension of the deadline to exercise the 500,000 vested stock options granted on November 27, 2012 at a strike price of $0.38 per share and the 200,000 vested stock options granted on April 24, 2013 at a strike price of $0.15 per share until December 31, 2014. Concurrently with the execution of the separation agreement, the parties entered into a two-and-a-half month consulting agreement for total fees of $12,500.

In July 2013 the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies any obligation. No claim has been filed. The Company intends to vigorously defend any claim filed on this matter.

As of the date of this filing, there is one remaining severance agreement with a former employee that is currently being negotiated and has yet to be executed.

Stock Issuances after June 30, 2013

On July 1, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $8,000 or $0.08 per share.

On July 1, 2013, the Company issued and sold 1,333,334 shares of its common stock to one accredited investor for an aggregate purchase price of $100,000 or $0.075 per share.

MIMVI, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

On July 2, 2013, the Company issued 33,500,000 shares of its common stock for the Adaptive Media merger consideration with a fair value of $2,512,500 or $0.075 per share.

On July 3, 2013, the Company issued 500,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $40,000 or $0.08 per share.

On July 12, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On July 15, 2013, the Company issued and sold 1,000,001 shares of its common stock to two accredited investors for an aggregate purchase price of $75,000 or $0.075 per share.

On July 15, 2013, the Company issued and sold 333,334 shares of its common stock to one accredited investor for an aggregate purchase price of $25,000 or $0.075 per share.

On July 17, 2013, the Company issued 60,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $4,800 or $0.08 per share.

On July 23, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $11,000 or $0.11 per share.

On July 24, 2013, the Company issued 50,000 shares of its common stock to a former employee as part of a separation agreement with a fair value of $5,500 or $0.11 per share.

On July 31, 2013, the Company issued 168,750 shares of its common stock to a consultant in exchange for services rendered with a fair value of $13,500 or $0.08 per share.

On July 31, 2013, the Company issued 120,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $9,600 or $0.08 per share.

On July 31, 2013, the Company issued 50,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $4,000 or $0.08 per share.

On July 31, 2013, the Company issued 62,500 shares of its common stock to a consultant in exchange for services rendered with a fair value of $5,000 or $0.08 per share.

On August 01, 2013, the Company issued 60,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $4,800 or $0.08 per share.

On August 01, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $8,000 or $0.08 per share.

Change in Corporate Headquarters

On August 01, 2013, the Company relocated its corporate headquarters to 23 Mauchly, Suite 106, Irvine, CA 92618

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

How We Provide Value to Our Users

We serve our users by developing products that quickly and easily find, create, organize, and share information. We place a premium on products that matter too many.

Recent Developments

Adaptive Media Merger

On July 1, 2013, the Company entered into the Merger Agreement whereby it acquired Adaptive Media as a wholly owned subsidiary, as such terms are defined herein. Based in Irvine, California, Adaptive Media is an audience and content monetization company working with website owners, app developers, and video content publishers to better optimize the serving of content and ads together. Adaptive Media serves as the foundation for content developers looking to engage brand advertisers through integrated, engaging, and impactful ads across its content on multiple devices. Its multi-channel ad delivery and content platform delivers relevant and timely-placed advertising that meets the needs of our publishers’ audiences without interrupting their users’ experiences. For more information, please visit: www.adaptivem.com.

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

Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

Revenue

For the six months ended June 30, 2013, we realized revenue of $42,314 compared to $0 for the six months ended June 30, 2012, an increase of $42,314 or 100%. The increase was primarily due to advertising revenue and the sale of mobile apps.

Cost of goods sold

For the six months ended June 30, 2013, we incurred of goods sold of $20,390 compared to $0 for the six months ended June 30, 2012, an increase of $20,390 or 100%. The increase was primarily due to the costs of the mobile apps.

Operating Expenses

For the six months ended June 30, 2013, our operating expenses increased to $5,300,177, compared to $1,228,732 for the six months ended June 30, 2012, an increase of $4,071,445 or 331%.

For the six months ended June 30, 2013, stock compensation expense increased to $3,376,572 from $698,860 in the six months ended June 30, 2012, an increase of $2,677,712 or 383%. The increase was substantially due the Company’s significant increase in its operations and the fair value of the options issued based on the Black Scholes Model, which were expensed primarily due to the issuance of options to certain former employees of Lone Wolf, Inc. under their respective employment agreements effective January 7, 2013, the date we closed the merger with Lone Wolf, Inc. and its shareholders. In addition, we issued 4,640,330 shares of restricted common stock issued at fair value of $689,422 based on the closing price of our stock on the date of issuance as quoted on the OTCQB.

For the six months ended June 30, 2013, legal and professional fees increased to $1,062,399 from $377,963 in the six months ended June 30, 2012, an increase of $684,436 or 181% primarily due to the change in outside law firms, the retention of in-house general counsel in 2012 and activity that required increased amounts of time from our legal counsel due to litigation, financing matters, legacy debt/equity issues and intellectual property legal counsel for revenue agreements.

For the six months ended June 30, 2013, the executive compensation that we incurred increased to $271,472 from $119,290 in the six months ended June 30, 2012, an increase of $152,182 or 128% primarily due to full periods of compensation in 2013 for our CVO, CEO and CFO.

For the six months ended June 30, 2013, the research and development expense that we incurred increased to $223,502 from $0 in the six months ended June 30, 2012, an increase of $223,502 or 100% in the six months ended June 30, 2012 primarily due to an increase in the software engineering expenses we incurred with our employees and consultants as we continue to develop our products.

For the six months ended June 30, 2013, the general and administrative expenses including stock compensation, legal and professional fees and executive compensation that we incurred increased to $4,733,515 from $1,228,732 in the six months ended June 30, 2012, an increase of $3,504,783 or 285% in the six months ended June 30, 2012 primarily due to the detailed categories in the previous paragraphs and overall significant increase in our operations, specifically investor relations expenses, personnel expenses and other general/administrative expenses of $1,145,684.

For the six months ended June 30, 2013, the amortization of intangibles that we incurred increased to $550 from $0 or 100% in the six months ended June 30, 2012 due to the websites acquired during this period.

For the six months ended June 30, 2013, the impairment of intangibles that we incurred increased to $342,610 from $0 or 100% in the six months ended June 30, 2012 due to management’s impairment test completed as of June 30, 2013 for the intangibles acquired in the Lone Wolf acquisition wherein the value was determined to be $0.

For the six months ended June 30, 2013, the (gain) loss on settlement of debt that we incurred increased to $(15,988) from $0 in the six months ended June 30, 2012 primarily due to the fair value measurement of restricted common stock issue to vendors in satisfaction of their accounts payable.

For the six months ended June 30, 2013, the interest expense that we incurred increased to $113,855 from $36,530 in the six months ended June 30, 2012, an increase of $77,325 or 212% primarily due to the amortization of debt discounts as a result of the beneficial conversion feature on the convertible notes payable.

Net Loss

For the six months ended June 30, 2013, we incurred a loss of $5,380,692 or $(0.07) basic loss per share compared to a loss of $1,265,262 or $(0.03) basic loss per share for the six months ended June 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012

Revenue

For the three months ended June 30, 2013, we realized revenue of $27,314 compared to $0 for the three months ended June 30, 2012, an increase of $27,314 or 100%. The increase was primarily due to advertising revenue and the sale of mobile apps.

Cost of goods sold

For the three months ended June 30, 2013, we incurred of goods sold of $20,390 compared to $0 for the three months ended June 30, 2012, an increase of $20,390 or 100%. The increase was primarily due to the costs of the mobile apps.

Operating Expenses

For the three months ended June 30, 2013, our operating expenses increased to $3,193,071, compared to $543,332 for the three months ended June 30, 2012, an increase of $2,649,739 or 488%.

For the three months ended June 30, 2013, stock compensation expense increased to $1,046,506 from $185,323 in the three months ended June 30, 2012, an increase of $861,103 or 465%. The increase was substantially due the Company’s significant increase in its operations and the fair value based on the Black Scholes Model, which were expensed primarily due to the issuance of options to employees. In addition, we issued 2,560,330 shares of restricted common stock issued at fair value of $236,022 based on the closing price of our stock on the date of issuance as quoted on the OTCQB.

For the three months ended June 30, 2013, legal and professional fees increased to $862,881 from $247,655 in the three months ended June 30, 2012, an increase of $615,226 or 248% primarily due to the change in outside law firms, the retention of in-house general counsel in 2012 and activity that required increased amounts of time from our legal counsel due to litigation, financing matters, legacy debt/equity issues and intellectual property legal counsel for revenue agreements.

For the three months ended June 30, 2013, the executive compensation that we incurred increased to $147,472 from $59,000 in the three months ended June 30, 2012 or 150% primarily due to a full quarterly period of compensation in 2013 for our CVO, CEO & CFO.

For the three months ended June 30, 2013, the research and development expense that we incurred increased to $83,559 from $0 in the three months ended June 30, 2012, an increase of $83,559 or 100% in the three months ended June 30, 2012 primarily due to an increase in the software engineering expenses we incurred with our employees and consultants as we continue to develop our products.

For the three months ended June 30, 2013, the general and administrative expenses including stock compensation, legal and professional fees and executive compensation that we incurred increased to $2,766,352 from $543,332 in the three months ended June 30, 2012, an increase of $2,223,020 or 409% in the three months ended June 30, 2012 primarily due to the detailed categories in the previous paragraphs and overall significant increase in our operations, specifically investor relations expenses, personnel expenses and other general/administrative expenses of $709,493.

For the three months ended June 30, 2013, the amortization of intangibles that we incurred increased to $550 from $0 or 100% in the three months ended June 30, 2012 due to the websites acquired during this period.

For the three months ended June 30, 2013, the impairment of intangibles that we incurred increased to $342,610 from $0 or 100% in the three months ended June 30, 2012 due to management’s impairment test completed as of June 30, 2013 for the intangibles acquired in the Lone Wolf acquisition wherein the value was determined to be $0.

For the three months ended June 30, 2013, the (gain) loss on settlement of debt that we incurred increased to $(49,755) from $0 in the three months ended June 30, 2012 primarily due to the fair value measurement of restricted common stock issue to vendors in satisfaction of their accounts payable.

For the three months ended June 30, 2013, the interest expense that we incurred increased to $117,426 from $7,713 in the three months ended June 30, 2012, an increase of $105,142 or 1,422% primarily due to the amortization of debt discounts as a result of the beneficial conversion feature on the convertible notes payable.

Net Loss

For the three months ended June 30, 2013, we incurred a loss of $3,253,818 or $(0.04) basic loss per share compared to a loss of $551,045 or $(0.01) basic loss per share for the three months ended June 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $359,701 consisting of $46,160 in cash, $5,000 in accounts receivable, $94,058 deferred financing costs of $94,058 net of amortization of $24,397 and $214,483 in prepaid expenses. We had total current liabilities of $1,122,637 consisting of accounts payable and accrued expenses of $996,507, customer deposits of $20,000 and notes payable of $106,130 net of an unamortized discount of $353,870. We also had $255,677 of commitments and contingencies as of June 30, 2013, consisting of amounts owed to prior consultants of the Company.

During the six months ended June 30, 2013, we raised $945,000 and $507,700 in equity and debt financing, respectively for a total of $1,452,700.

On May 21, 2013, the Company entered into a convertible note agreement for a principal amount of $425,000 with an original issue discount of $25,000, a legal fee payment requirement of $5,000 and a placement agent fee of $32,000 for net proceeds of $363,000. As part of the placement agent fee, 660,000 warrants, with a fair value of $74,955, were issued to purchase common stock of the Company. The value of these warrants was determined using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years. The maturity date is December 31, 2013 with an annual interest rate of 8% At any time after the issuance date until this note is no longer outstanding, this note shall be convertible, in whole or in part, into 4,250,000 common stock of the Company at a per share price of $0.10 at the option of the holder subject to certain conversion limitations. Concurrent with the issuance, the holder was granted a warrant to purchase 4,000,000 shares of the Company’s common stock with strike price of $0.25 subject to certain potential adjustments to the strike price and including a cash-less exercise provision. The value of these warrants was determined using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

On May 15, 2013, the Company entered into an unsecured convertible note agreement with a principal amount of $75,000 and paid financing fees of $4,000 for net proceeds of $71,000. The maturity date was June 1, 2013 with an annual interest rate of 10%. As of June 30, 2013, this note was paid in-full.

On June 14, 2013, the Company entered into a convertible note agreement with a principal amount of $35,000 and paid financing fees of $2,500 for net proceeds of $32,500. The maturity date of this note is July 1, 2013 with an annual interest of 10%. As of June 30, 2013, this note was outstanding. On July 1, 2013, this note was paid in-full.

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

Going Concern Uncertainties

As of June 30, 2013, we have no on-going sources of operating revenue, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As of and for the years ended December 31, 2012 and 2011, our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC.

Capital Expenditures

For the six months ended June 30, 2013, we have not incurred any material capital expenditures.

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

3)	We will increase our efforts to educate our accounting policy and control organization on the application of the internal control structure; and

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On July 29, 2013 the Company was named as a defendant, along with two individuals, including Kasian Franks, who owns more than five percent of the outstanding common shares of Company, in a lawsuit filed by Khoi Senderowicz in Alameda County Superior Court. The suit alleges breach of an oral lease, and damages to property. The plaintiff seeks damages of $381,887.00. The Company has not yet been served with process. The Company believes that this a private landlord-tenant dispute between Khoi Senderowicz and Kasian Franks and intends to defend the claim vigorously. Discovery has not yet commenced.

In July 2013 the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson, in the amount of $62,141.48. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment.

The Company was threatened with legal action by Felix Chan, who formerly had an independent contractor relationship with the Company. Chan asserts that the Company is obliged to pay him $171,000. No claim has been filed, and the parties are engaging in settlement discussions. The Company intends to vigorously defend any claim filed on this matter.

In July 2013 the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies any obligation. No claim has been filed. The Company intends to vigorously defend any claim filed on this matter.

In July and August 2013 the Company and its wholly-owned subsidiary, Adaptive Media, were threatened with legal action by BlueLink Marketing, relating to claimed unpaid contract fees. BlueLink claims that the Company owes $285,000. The Company disputes that any amount is owed, and is investigating potential claims against BlueLink. The Company intends to vigorously defend any claim filed on this matter.

There are presently no other material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company issued the following common stock to investors for the sale of equity securities:

On January 14, 2013, the Company issued and sold 125,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000 or $0.20 per share.

On January 22, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $50,000 or $0.20 per share.

On February 8, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $50,000 or $0.20 per share.

On March 5, 2013, the Company issued and sold 250,000 shares of its common stock to an accredited investor for an aggregate purchase price of $25,000 or $0.20 per share.

On March 7, 2013, the Company issued and sold 300,000 shares of its common stock to an accredited investor for an aggregate purchase price of $60,000 or $0.20 per share.

On March 15, 2013, the Company issued and sold 750,000 shares of its common stock to an accredited investor for an aggregate purchase price of $75,000 or $0.10 per share.

On April 3, 2013, the Company issued and sold 500,000 shares of its common stock to three accredited investors for an aggregate purchase price of $50,000 or $0.10 per share.

On April 4, 2013, the Company issued and sold 250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $25,000 or $0.10 per share.

On April 5, 2013, the Company issued and sold 150,000 shares of its common stock to one accredited investor for an aggregate purchase price of $15,000 or $0.10 per share.

On April 9, 2013, the Company issued and sold 1,250,000 shares of its common stock to two accredited investors for an aggregate purchase price of $125,000 or $0.10 per share.

On April 10, 2013, the Company issued and sold 1,500,000 shares of its common stock to one accredited investor for an aggregate purchase price of $150,000 or $0.10 per share.

On June 10, 2013, the Company issued and sold 350,000 shares of its common stock to one accredited investor for an aggregate purchase price of $35,000 or $0.10 per share.

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

MIMVI, INC.

August 12, 2013	/s/ Qayed Shareef
Qayed Shareef
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 12, 2013	/s/Kevin J. Conner
Kevin J. Conner
Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

