Form 10-Q
period 2013-09-30
Adaptive Medias, Inc.
filed 2013-11-19
CIK 1428397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-54074

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Mauchly, Suite 106
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2013, there were 133,520,776 shares of the Registrant's common stock outstanding.

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets

Cash	$44,483	$63,286
Accounts receivable	254,266	-
Other receivables	32,529	-
Deferred financing cost, net of amortization of $24,397	47,029	-
Inventory	500	-
Prepaid expenses	45,000	487,083
Total current assets	423,807	550,369

Furniture and fixtures, net	2,491	-

Other assets
Intangible assets, net	2,513,938	-
Deposits	5,585	15,000
Investments - available for sale	314	-
Total other assets	2,519,837	15,000

Total assets	$2,946,135	$565,369

Liabilities and Stockholders' Equity (Deficit)
Current liabilities

Accounts payable and accrued expenses	$1,494,228	$1,341,279
Due to related parties	1,700	10,790
Convertible notes payable - net of unamortized discount of $177,198	257,802	-
Total current liabilities	1,753,730	1,352,069

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-

Common stock, $0.001 par value, 300,000,000 shares authorized; 124,910,426 and 62,069,672 shares issued and outstanding	124,911	62,070
Additional paid in capital	21,419,050	12,002,614
Common stock payable	8,625	8,625
Other comprehensive loss	(2,821)	-
Accumulated deficit	(20,357,360)	(12,860,009)
Total stockholders' equity (deficit)	1,192,405	(786,700)

Total liabilities and stockholders' equity (deficit)	$2,946,135	$565,369

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$373,737	$-	$416,051	$-

Cost of revenue	215,230	-	235,620	-

Gross profit	158,507	-	180,431	-

Operating expenses
Stock compensation expense	868,899	316,721	3,123,079	937,759
Legal and professional fees	339,713	172,004	1,357,412	549,967
Executive compensation	47,333	58,150	318,805	177,440
Research and development	8,635	-	217,137	-
General and administrative expenses	995,347	63,231	2,264,538	173,672
Impairment of intangibles	-	-	342,610	-
Total operating expenses	2,259,927	610,106	7,623,581	1,838,838

Loss from operations	(2,101,420)	(610,106)	(7,443,150)	(1,838,838)

Other (income) expenses
Loss (gain) on extinguishment of debt	-	224,969	(15,988)	224,969
Interest expense	16,497	25,099	70,189	61,629
Total other (income) expenses	16,497	250,068	54,201	286,598

Net loss	$(2,117,917)	$(860,174)	$(7,497,351)	$(2,125,436)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	100,188,737	50,534,583	88,916,495	46,878,967

The accompanying notes are an integral part of these consolidated financial statements.

4

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
Consolidated Statements of Other Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(2,117,917)	$(860,174)	$(7,497,351)	$(2,125,436)

Unrealized holding gain (loss) on available-for-sale securities	(940)	-	(2,821)	-

Comprehensive loss	$(2,118,857)	$(860,174)	$(7,500,172)	$(2,125,436)

The accompanying notes are an integral part of these financial statements.

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,497,351)	$(2,125,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,572	-
Impairment of intangibles	342,610	-
Common stock issued for services/interest	4,889,633	937,759
Amortization of deferred financing cost	24,397	-
Amortization of debt discount on notes payable	247,043	2,500
Loss (gain) on extinguishment of debt	(15,988)	224,969
Non-cash interest expense	-	36,439
Change in operating assets and liabilities:
Accounts receivable	(254,266)	-
Inventory	(500)	-
Prepaid expenses, deposits and other	403,969	34,472
Accounts payable and accrued expenses	142,159	226,287
Due to related parties	(9,090)	2,528
Net cash flows used in operating activities	(1,677,812)	(660,482)

Cash flows from investing activities:
Loan to targeted merger candidate	-	(79,000)
Purchase of property and equipment	(2,491)	-
Net cash flows used in investing activities	(2,491)	(79,000)

Cash flows from financing activities:
Book overdraft	-	(382)
Proceeds from short term advances	116,200	32,000
Payments of short term advances	(116,200)	(39,300)
Proceeds from convertible note	466,500	107,300
Proceeds from issuance of common stock	1,195,000	940,000
Net cash flows provided by financing activities	1,661,500	1,039,618

Net increase (decrease) in cash	(18,803)	300,136

Cash and cash equivalents, beginning of period	63,286	-

Cash and cash equivalents, end of period	$44,483	$300,136

Supplemental cash flow disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental non-cash investing and financing activities:
Increase (decrease) in prepaid common stock compensation	$(442,083)	$34,245
Unrealized loss on available for sale investments	$2,821	$-
Discount on convertible notes	$424,600	$-
Warrants issued for deferred financing cost	$75,955	$-
Common stock issued for merger/acquisition consideration	$2,778,438	-
Common stock issued to satisfy accounts payable	$323,510	$-
Common stock issued for cash-less warrant exercise	$2,875	$-

The accompanying notes are an integral part of these financial statements

ADAPTIVE MEDIAS, INC.
F/K/A MIMVI, INC.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1 – Organization and Nature of Business

Adaptive Medias, Inc. f/k/a Mimvi, Inc. (“the Company”) was formed on August 7, 2007 under the laws of the State of Nevada. The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

Pursuant to votes of the majority of the Board of Directors and shareholders, effective on November 6, 2013, the Company changed its name to Adaptive Medias, Inc. in order to better and more fully demonstrate the Company’s emphasis on providing a supply-side platform for mobile, video and online display advertising. In connection with the name change, effective on November 6, 2013, the Company’s ticker symbol was changed to ADTM. The Definitive Schedule 14C filed by the Company on October 7, 2013 incorrectly identified the Company’s new name as “Adaptive Media, Inc.”, a scrivener’s error.

The Company’s wholly-owned subsidiary, Adaptive Media, Inc. (“Adaptive Media”) is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform.

Lone Wolf, Inc.

On August 6, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wolf Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Lone Wolf, Inc., a California corporation (“Lone Wolf”), Eric Rice and DFM Agency, LLC, (the “Principal Shareholders”) and Eric Rice solely in his capacity as the shareholder representative under the Merger Agreement (the “Shareholders’ Representative”). The Merger Agreement provided for the merger of Merger Sub with and into Lone Wolf (the “Merger”), with Lone Wolf surviving the Merger as a wholly-owned subsidiary of the Company. On December 28, 2012 the Company, Merger Sub, Lone Wolf, the Principal Shareholders and the Shareholders’ Representative entered into an Amendment No. 1 to the Merger Agreement for the purpose of, among other things, (i) reducing the number of shares issuable in the merger to a maximum of 850,000 shares of the Company’s common stock, less a number of shares of the Company’s common stock equal to the amount of the outstanding debt of Lone Wolf and unpaid transaction expenses; and (ii) reducing the number of Escrow Shares to 200,000. The Amendment and the transactions contemplated thereby were approved by the Company’s Board of Directors on December 28, 2012.

On January 7, 2013, Merger Sub was merged with and into Lone Wolf and became a wholly-owned subsidiary of the Company. On January 7, 2013, , (i) each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time was automatically converted into one share of common stock of Lone Wolf; and (ii) each share of common stock of Lone Wolf was canceled and converted automatically into the right to receive approximately 0.0530908 per share of the Company’s common shares.

As of September 30, 2013, all of the common shares for the merger consideration have been issued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of merger and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$6,057
Accounts receivable, net	5,000
Investments – available for sale	3,135
Intangible assets	342,610
Accounts payable and accrued liabilities	(90,866)
Total purchase price – allocated	$265,936

Adaptive Media Transaction

On July 2, 2013, the Company entered into an Agreement whereby it acquired Adaptive Media as a wholly owned subsidiary.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$65,359
Accounts receivable, net	159,162
Other	15,346
Intangible assets	2,552,214
Deposits	1,554
Accounts payable and accrued expenses	(281,135)
Total purchase price allocated	$2,512,500

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2013, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern. Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital through December 31, 2013.

The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities;

2)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly represent the financial position, results of operations and cash flows of the Company as of and for the periods ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended December 31, 2012. The December 31, 2012 balance sheet data contained herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recognized and stated at the original invoices amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay. Accounts with outstanding balances longer than the payment terms are considered past due. The Company writes off trade receivables when it determines that they have become uncollectible. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost. The Company provides depreciation on the cost of its equipment using the straight-line method over an estimated useful life of five years and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potentially dilutive securities. For the three and nine months ended September 30, 2013 and 2012, potentially dilutive securities that had an anti-dilutive effect were not included in the calculation of diluted net loss per common share. These securities included warrants of 34,928,752 as of September 30, 2013 and stock options of 13,800,208 as of September 30, 2013; none as of September 30, 2012.

Fair Value of Financial Instruments

The Company had adopted the framework for measuring fair value that establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements).

The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

•	Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability.

Cash, other current assets, accounts payable and other accrued liabilities, are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

	As of September 30, 2013
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Investments - available for sale	$314	$314	$314	$-	$-

Intangible Assets

Intangible assets consisting of websites, customer lists, developed technology and trade names and are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Amortization is computed primarily on the straight-line method for financial statement purposes over their estimated useful lives ranging from three to 10 years. Estimated useful lives will vary based on the nature of the intangible asset.

Intangible assets – Goodwill

The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability. An impairment charge is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Provision for Taxes

The Company accounts for its income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Stock Based Compensation

The Company recognizes stock-based compensation for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan, based on the estimated fair values.

Non-employee stock-based compensation is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable. The fair value of options granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the options’ vesting periods, which approximate the service period.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s  consolidated financial position, operations or cash flows.

Note 3 – Intangible Assets

The following table summarizes the intangible assets the Company has as of September 30, 2013 and December 31, 2012:

	Useful	September 30,	December 31.
	Lives	2013	2012

Websites	10 years	$11,296	$-
Customer lists	3 years	306,505	-
Developed technology	3 years	174,415	-
Trade names	3 years	85,607	-
		577,823	-
Less: accumulated amortization		(49,572)	-

Identifiable intangibles, net		528,251	-

Goodwill		1,985,687	-
Intangible assets, net		$2,513,938	$-

For the three and nine months ended September 30, 2013, the amortization for intangible assets was $49,572.

The Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired and $342,610 was recognized as impairment of intangibles in the consolidated statements of operations for the nine-month period ended September 30, 2013.

Note 4 – Income Taxes

The Company had net operating losses (NOLs) as of September 30, 2013 of approximately $8,400,000 for federal tax purposes, portions of which are currently expiring each year through 2032. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the three and nine-month periods ended September 30, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

Note 5 – Investment Securities - Available For Sale

As of September 30, 2013, investment securities available for sale were $314 consisting of publicly traded equity securities that were acquired as part of the merger in January 2013.  They are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in other comprehensive loss.

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

As of September 30, 2013, the following is a summary of the cost, fair value and unrealized losses on the Company’s investment securities:

			Unrealized Holding Loss
			Three Months	Nine Months
	January 7,	September 30,	Ended	Ended
Short-term investments	2013 Cost	2013 Fair Value	September 30, 2013	September 30, 2013

Investments – available for sale	$3,135	$314	$(940)	$(2,821)
Total	$3,135	$314	$(940)	$(2,821)

Note 6 – Notes Payable

During the nine months ended September 30, 2013, the Company entered into notes payable with terms as follows:

Convertible Notes

On May 21, 2013, the Company entered into a convertible note agreement for a principal amount of $425,000 with an original issue discount of $25,000, a legal fee payment requirement of $5,000 and a placement agent fee of $32,000 for net proceeds of $363,000. A portion of the placement agent fee was paid through the issuance of 660,000 warrants to purchase common stock of the Company. The value of these warrants was estimated at $74,955 using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

The maturity date is December 31, 2013 with an annual interest rate of 8%. At any time after the issuance date until the note is no longer outstanding, this note is convertible, in whole or in part, into 4,250,000 shares of common stock of the Company at a per share price of $0.10, at the option of the holder subject to certain conversion limitations. Concurrently with the issuance of such note, the holder was granted a warrant to purchase 4,000,000 shares of the Company’s common stock with a strike price of $0.25, subject to certain potential adjustments to the strike price and including a cash-less exercise provision. Note this has been adjusted to $.075 on 9/17/13. The fair value of these warrants was estimated at $222,221 using the Black-Scholes model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

On May 15, 2013, the Company entered into an unsecured convertible note agreement with a principal amount of $75,000 and paid financing fees of $4,000 for net proceeds of $71,000. The maturity date was September 1, 2013 with an annual interest rate of 10%. As of September 30, 2013, this note was paid in-full.

On June 14, 2013, the Company entered into a convertible note agreement with a principal amount of $35,000 and paid financing fees of $2,500 for net proceeds of $32,500. The maturity date of this note was July 1, 2013 with an annual interest of 10%. On July 1, 2013, this note was paid in-full.

The respective discounts are being amortized over the period from the commitment date until the notes become convertible by the holder. The details are as follows:

Face value of the convertible notes payable	$460,000
Less: original issue discount	(25,000)
Less: discount related to conversion feature	(202,379)
Less: value attributed to warrants	(222,221)
Add: amortization of debt discount	247,402
Carrying value of notes as of September 30, 2013	$257,802

Short-Term Advances

During the nine months ended September 30, 2013, the Company received $41,200 short-term advances from two parties with no formal payment arrangements and no interest requirements. As of September 30, 2013, the $41,200 had been paid in-full.

For the three and nine months ended September 30, 2013, $16,497 and $25,099, respectively, was recorded as interest expense. For the three and nine months ended September 30, 2012, $70,189 and $61,629, respectively, was recorded as interest expense.

Note 7 – Stockholders’ Deficit

Preferred Stock

As of September 30, 2013, the Company had no preferred shares outstanding. The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company's assets.

Common Stock

As of September 30, 2013, the Company has 300,000,000, $0.001 par value, shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

Issuances of Common Stock

During the nine months ended September 30, 2013, the Company issued the following common stock:

On January 3, 2013, the Company issued 100,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $35,000 or $0.35 per share.

On January 7, 2013, the Company entered into a series of transactions with consultants to the Company as follows:

The Company entered into two separate settlement agreements with consultants. After the consummation of such settlement agreements; the consultants hold 3,166,667 warrants to purchase common stock of the Company at a per share price of $0.10.

The Company issued 2,875,000 shares of its common stock to two consultants in a cash-less exercise of warrants issued to them in January 2010.

The Company issued a warrant for the right to purchase 1,500,000 common shares at a per share price of $0.10 as consideration for the issuance and immediate exercise of the 2,000,000 warrants below.

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

On February 6, 2013, the Company issued 750,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $210,000 or $0.28 per share.

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

On June 7, 2013, the Company issued 208,333 shares of its common stock to a consultant in exchange for services rendered with a fair value of $25,000 or $0.12 per share.

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

On June 26, 2013, the Company issued 542,651 shares of its common stock to the Company’s law firm in exchange for services rendered with a fair value of $43,412 or $0.08 per share, however, the law firm will not issue a credit on their respective invoices until the shares are sold. As of September 30, 2013, the $43,412 is being recorded as a reduction of accounts payable.

On June 30, 2013, the Company issued 328,500 shares of its common stock to five consultants in exchange for services rendered with a fair value of $25,480 or $0.08 per share.

In June 2013, the Company issued 530,899 shares of its common stock effective January 7, 2013 for the Lone Wolf merger consideration with a fair value of $265,938 in accordance with the merger agreement of which 200,000 shares are being held in escrow by the transfer agent as of September 30, 2013.

On July 01, 2013, the Company issued and sold 1,333,334 shares of its common stock to one accredited investor for an aggregate purchase price of $100,000 or $0.075 per share.

On July 01, 2013, the Company issued 226,835 shares of its common stock to two consultants in exchange for services rendered with a fair value of $18,111 or $0.08 per share.

In July 2013, the Company issued 33,500,000 shares of its common stock for the Adaptive Media transaction consideration with a fair value of $2,512,000 or $.075 in accordance with the purchase agreement.

On July 02, 2013, the Company issued 500,000 shares of its common stock to the Company’s former CEO in settlement of his employment agreement with a fair value of $40,000 or $0.08 per share.

On July 12, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On July 15, 2013, the Company issued and sold 2,333,335 shares of its common stock to three accredited investors for an aggregate purchase price of $175,000 or $0.075 per share.

On July 17, 2013, the Company issued 60,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $4,800 or $0.08 per share.

On July 23, 2013, the Company issued 100,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $11,000 or $0.11 per share.

On July 24, 2013, the Company issued 50,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $5,500 or $0.11 per share.

On July 31, 2013, the Company issued 401,250 shares of its common stock to four consultants in exchange for services rendered with a fair value of $32,100 or $0.08 per share.

On August 14, 2013, the Company issued 50,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $4,000 or $0.08 per share.

On August 15, 2013, the Company issued 100,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $8,000 or $0.08 per share.

On August 01, 2013, the Company issued 160,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $12,800 or $0.08 per share.

On August 24, 2013, the Company issued 125,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $10,000 or $0.08 per share.

On August 26, 2013, the Company issued and sold 4,000,000 shares of its common stock to two accredited investors for an aggregate purchase price of $300,000 or $0.075 per share.

On August 30, 2013, the Company issued 125,523 shares of its common stock to one consultant in exchange for services rendered with a fair value of $8,787 or $0.07 per share.

On August 30, 2013, the Company issued 60,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $4,200 or $0.07 per share.

On September 1, 2013, the Company issued 100,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $7,000 or $0.07 per share.

On September 12, 2013, the Company issued 75,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $6,000 or $0.08 per share.

On September 26, 2013, the Company issued 167,750 shares of its common stock to one consultant in exchange for services rendered with a fair value of $20,250 or $0.12 per share.

On September 20, 2013, the Company issued 600,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $54,000 or $0.09 per share.

During the nine months ended September 30, 2013, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 100% warrant coverage.

During the nine months ended September 30, 2012, the Company issued the following common stock:

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

On March 12, 2012, the Company issued 250,000 shares of its common stock to a consultant in exchange for services to be rendered with a fair value of $142,500. These shares are to be earned ratably over a nine month period subject to forfeiture. An adjustment will be made on a quarterly basis going forward in order to recognize their fair value. As of September 30, 2012, $39,490 was recorded as stock compensation expense.

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

On September 8, 2012, the Company issued 10,000 shares of its common stock to a note holder for consideration of extending the due date through September 2012. The total value of $2,250 has been recorded as interest expense as of September 30, 2012.

On September 18, 2012, the Company issued 15,000 shares of its common stock to a note holder for consideration of extending the due date through September 2012. The total value of $3,450 has been recorded as interest expense as of September 30, 2012.

During the nine months ended September 30, 2012, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 100% warrant coverage.

Note 8 – Warrants and Options

Amended and Restated 2010 Stock Incentive Plan

The Company's 2010 Stock Incentive Plan, as amended and restated effective October 5, 2012 (the “Plan”), provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of common stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants.

As of September 30, 2013, 15,000,000 shares of the Company’s common stock have been authorized for issuance under the Plan of which 1,199,792 shares were available for future grant. Shares authorized under the Plan will be available for issuance pursuant to options or awards granted under the Plan. The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. On February 26, 2013, the Company registered the shares issuable under the 2013 Consultant Stock Plan on a Form S-8 Registration Statement as filed with the SEC.

Warrants

The following table reflects warrant activity during the nine months ended September 30, 2013:

	Warrants for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2012	17,240,000	$0.33
Granted	28,478,752	0.15
Exercised – cash	(2,000,000)	0.10
Exercised - cash-less exercise	(2,875,000)	0.10
Forfeited, cancelled, expired	(5,915,000)	0.33
Outstanding and exercisable as of September 30, 2013	34,928,752	$0.19

For the nine months ended September 30, 2013, the Company issued 28,478,752 warrants to purchase its common stock and recorded deferred financing cost for 660,000 warrants of $4,955 and debt discount of $222,221 for 4,000,000 warrants using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 3.90% a dividend yield of 0% and a volatility rate of 400%. The remaining warrants were issued with the sale of common stock.

The following table reflects warrant activity during the nine months ended September 30, 2012:

	Warrants for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2011	5,000,000	$0.50
Granted	11,850,000	0.29
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of September 30, 2012	16,850,000	$0.35

Stock Option Plans

The following table reflects the option activity during the nine months ended September 30, 2013:

	Options for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2012	10,345,000	$0.42
Granted	15,765,000	0.11
Exercised	(300,000)	0.20
Forfeited, cancelled, expired	(12,009,792)	0.31
Outstanding and exercisable as of September 30, 2013	13,800,208	$0.17

For the nine months ended September 30, 2013, the Company issued 15,765,000 options to purchase its common stock while recording stock compensation expense for all of the options of $3,123,079 using the Black-Scholes option pricing model based upon the following assumptions: term of 3-5 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%.

The following table reflects the option activity during the nine months ended September 30, 2012:

	Options for	Weighted
	Common Shares	Average Exercise Price
Outstanding as of December 31, 2011	7,187,500	$0.45
Granted	600,000	0.17
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of September 30, 2012	7,787,500	$0.43

As approved by the Board of Directors, on November 3, 2010, the Company granted 7,187,500 stock options to certain officers and consultants of the Company at $0.45 per share.  The term of these options are ten years. A total of 3,750,000 stock options valued at $1,632,810 vested immediately and 3,437,500 valued at $1,496,743 vest quarterly over a four year period.

For the nine months ended September 30, 2012, the Company issued 250,000 options to purchase its common stock while recording stock compensation expense for all of the options of $937,759.

The fair value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: estimated expected life of 5 years; risk free interest rate of 1.11%; dividend yield of 0% and expected volatility of 164%.

Note 9 – Commitments and Contingencies

Office Lease Agreements

As of September 30, 2013, the Company leases office space in Irvine, California, on a yearly basis and subleases office space in Manhattan Beach, California on a month-to-month basis. The current combined month rent is approximately $3,000 per month.

Prior to this, the Company leased two offices under signed lease agreements located in Sunnyvale, California and Westlake Village, California. The monthly rental payments under the agreements were approximately $4,188.

The office lease in Sunnyvale, California expired in September 2013. As of September 30, 2013, the total commitment on this office lease is $0. The Company did not renew this lease agreement.

The office lease in Westlake Village, California was scheduled to expire in December 2014 and did not include a cancellation clause. As of September 30, 2013, the total commitment on this office lease is $0 because in July 2013, the Company vacated the premises and settled with the landlord for $21,800, which is reflected as rent expense in the consolidated statements of operations for the three and nine months ended September 30, 2013.

For the three and nine months ended September 30, 2013 rent expense was $41,559 and $71,886, respectively. For the three and nine months ended September 30, 2012, rent expense was $1,525 and $5,394, respectively.

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against Company in the amount of $62,141. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of September 30, 2013, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company has been threatened with legal action by Felix Chan, who formerly had an independent contractor relationship with the Company. Chan asserts that the Company is obliged to pay him $171,000 for services as an independent contractor. No claim has been filed, and the parties are engaging in settlement discussions. The Company intends to vigorously defend any claim filed on this matter.

In July 2013, the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies that it has any obligation. A claim was filed in Los Angeles Superior Court in September 2013. The Company intends to vigorously defend this claim, and has notified Mr. Rice that it intends to file a counter-claim related to a prior transaction in which Mr. Rice was involved.

On July 29, 2013, the Company was named as a defendant, along with two individuals, including Kasian Franks, who owns more than five percent of the outstanding common shares of Company, in a lawsuit filed by Khoi Senderowicz in Alameda County Superior Court. The suit alleges breach of an oral lease, and damages to property. The plaintiff seeks damages of $381,887. The Company believes that this a private landlord-tenant dispute between Khoi Senderowicz and Kasian Franks and intends to defend the claim vigorously. Discovery has not yet commenced.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Severance Agreements

In July 2013, several Mimvi employees who were under employment agreements were terminated.

On July 15, 2013, a separation agreement was reached with one former employee to include a $30,000 severance payable in nine payments of $5,000 from August 2, 2013 to October 16, 2013. On July 24, 2013, the Company issued 50,000 shares of its common stock as part of this separation agreement with a fair value of $5,500 or $0.11 per share. The agreement includes an extension of the deadline to exercise the 500,000 vested stock options granted on February 5, 2013 at a strike price of $0.30 per share until December 31, 2014. Concurrently with the execution of the separation agreement, the parties entered into a two-month consulting agreement for total fees of $10,000.

On July 15, 2013, a separation agreement was reached with another former employee to include a $30,000 severance payable in nine payments of $5,000 from August 2, 2013 to October 16, 2013. On July 23, 2013, the Company issued 100,000 shares of its common stock as part of this separation agreement with a fair value of $11,000 or $0.11 per share. The agreement includes an extension of the deadline to exercise the 500,000 vested stock options granted on November 27, 2012 at a strike price of $0.38 per share and the 200,000 vested stock options granted on April 24, 2013 at a strike price of $0.15 per share until December 31, 2014. Concurrently with the execution of the separation agreement, the parties entered into a two-and-a-half month consulting agreement for total fees of $12,500.

In July 2013 the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies that it has any obligation. A claim was filed in Los Angeles Superior Court in September 2013. The Company intends to vigorously defend this claim, and has notified Mr. Rice that it intends to file a counter-claim related to a prior transaction in which Mr. Rice was involved.

Note 10 – Subsequent Events

Stock Issuances after September 30, 2013

On October 3, 2013, the Company issued 500,000 shares of its common stock with a fair value of $55,000 or $0.11 per share to one former employee in settlement of his employment agreement..

On October 3, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On October 7, 2013, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor for an aggregate purchase price of $75,000 or $0.075 per share.

On October 7, 2013, the Company issued 1,850,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $203,500 or $0.11 per share.

On October 8, 2013, the Company issued 125,565 shares of its common stock to a former consultant in settlement of their outstanding accounts payable with a fair value of $15,068 or $0.12 per share.

On October 17, 2013, the Company issued 205,618 shares of its common stock to one consultant in exchange for services rendered with a fair value of $22,618 or $0.11 per share.

On October 17, 2013, the Company issued 100,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $11,000 or $0.11 per share.

On October 17, 2013, the Company issued and sold 3,400,000 shares of its common stock to one accredited investor for an aggregate purchase price of $255,000 or $0.075 per share.

On October 23, 2013, the Company issued 175,000 shares of its common stock to a vendor in settlement of their outstanding accounts payable with a fair value of $17,500 or $0.10 per share.

On October 24, 2013, the Company issued 200,000 shares of its common stock to a vendor in settlement of their outstanding accounts payable with a fair value of $20,000 or $0.10 per share.

On October 31, 2013, the Company issued 187,500 shares of its common stock to one consultant in exchange for services rendered with a fair value of $15,000 or $0.08 per share.

On November 04, 2013, the Company issued 200,000 shares of its common stock to one consultant in exchange for services rendered with a fair value of $20,000 or $0.10 per share.

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

Overview

Adaptive Medias, Inc. f/k/a Mimvi, Inc. (the “Company”) was formed on August 7, 2007 under the laws of the State of Nevada. The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

Pursuant to votes of the majority of the Board of Directors and shareholders, effective on November 6, 2013, the Company changed its name to Adaptive Medias, Inc. in order to better and more fully demonstrate the Company’s emphasis on providing a supply-side platform for mobile, video and online display advertising. In connection with the name change, effective on November 6, 2013, the Company’s ticker symbol was changed to ADTM. The Definitive Schedule 14C filed by the Company on October 7, 2013 incorrectly identified the Company’s new name as “Adaptive Media, Inc.”, a scrivener’s error.

The Company’s wholly-owned subsidiary, Adaptive Media, Inc. (“Adaptive Media”) is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform.

We are a multi-channel advertising technology (“ad tech”) company and work with website owners, app developers and video content publishers to maximize the revenue they receive from targeted advertising placed within or around their content. We work across mobile web and native Android and iOS apps, online and mobile video and standard Internet display advertising. Practically speaking, we partner with companies that have a supply of ad inventory. These are companies or individuals who own websites, mobile apps, and/or video content. We match this supply with demand. Demand comes from our advertising partners that include brands, brand-direct advertisers, ad agencies, advertising networks, exchanges and Demand Side Platforms (“DSPs”). Our programmatic technology platform sits between “supply” and “demand,” scaling and most effectively optimizing the two sides, and we keep a margin.

For more information, please visit:  www.adaptivem.com. Follow us on Twitter at @adaptive_m.

Industry Overview

According to market research firm eMarketer, the worldwide digital advertising market is expected to exceed $118 billion dollars this year, and grow to $173 billion by 2017. eMarketer forecasts the worldwide mobile and online video advertising market will exceed $16 billion and $4 billion, respectively, in 2013, and is expected to grow to approximately $63 billion and approximately $9 billion, respectively by 2017. eMarketer projects U.S. marketers will spend $3.34billion in 2013 on real-time bided ads (“RTB”) , up 73.9% from last year, and expects U.S. advertisers to spend $8.69 billion on RTB ads by 2017.

Business Overview

Adaptive Media, through its core content monetization platform, provides web publishers, app developers and video content providers one of the only end-to-end monetization platforms driven by programmatic algorithms. The opportunity to drive better advertising through our proprietary audience and content discovery technology sets our tech stack apart from companies like Google, RocketFuel, ValueClick and Brightcove.

Further, we provide each publishing client on the supply side with unique capabilities to monetize their content across multiple channels or operating systems, where they can serve a piece of content on a laptop, a tablet and a phone without any additional cost or license. The optimization modules in our technology can be deployed across multiple channels on the platform to prove capabilities such as ad serving, real-time bidding, ad revenue waterfall management and video content management, and necessities like the video player itself.

On the demand side, Adaptive Media’s programmatic technology stack is advertiser-friendly in that it enables a brand-safe and transparent marketplace for buying media across mobile, video and display. This is essential for big brand advertisers and brand-direct ecommerce companies who require a high level of safety, context and relevance for their advertisements.

Launching in 2014, the Adaptive Media marketplace will enables publishers a seemingly simple marriage of quality content, users and monetization opportunities side-by-side with advertising partners who drive demand. We’ll do this through a complex set of discovery technology solutions, driven by patents, and efficient algorithmic data that cohesively interact in any digital marketing environment where advertising, audience and content must come together.

Recent Developments

Ember Acquisition

On September 24, 2013, we announced the signing of a Letter of Intent to acquire of Ember, Inc. (“Ember”). Ember is focused on shifting TV ad budgets toward online video. Right now, there is limited transparency in online video. Advertisers know where their ads are going on TV, yet are reluctant to shift their budgets toward online video due to the lack of transparency. Ember has created fine-tuned machine learning algorithms, contextual and semantic engines to ensure brand safety, placement and stronger ROI, and a real-time bidding (RTB) platform to optimize ad spends. This acquisition is expected to close before December 31, 2013. For more information, please visit: http://www.goember.com/.

Partnership with Entrepreneur Media - TrepLabs™

On October 22, 2013, Entrepreneur Media, Inc. (“EMI”) announced the launch of TrepLabs™, an innovative discovery program for mobile app developers, created in partnership with Adaptive Media. TrepLabs™ is designed to demystify the process of turning an app into a successful entrepreneurial venture by serving as an incubator, consultant and marketing platform to give otherwise unknown apps the means to reach their full potential. EMI and Adaptive Media will identify existing apps from any category that have not received the attention they deserve — or in some exceptional cases ones that have yet to launch — to work with for up to 24 months. As business partners, we will offer our respective expertise and collaborate with the developer for a second shot at success. EMI and Adaptive Media will receive half of the revenues throughout the duration of the agreed upon partnership. After the term ends, the app developer is again independent with an enhanced version of his or her app.

The growing challenge of discoverability in an increasingly crowded app market is making it harder for the independent app developer to compete. TrepLabs™ is designed to help the mobile developer community reduce its current dependency on app stores, and drive visibility and market traction for their mobile products. Developers that qualify and are accepted into the TrepLabs™ program will have access to product design, business and revenue model enhancement, marketing and user acquisition, media exposure (editorial and social) and more.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. Reference is also made to the Critical Accounting Policies included in the 2012 Form 10-K. There were no changes in those policies through September 30, 2013.

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

Revenue

For the nine months ended September 30, 2013, we realized revenue of $416,051 compared to $0 for the nine months ended September 30, 2012, an increase of $416,051 or 100%. The increase was primarily due to advertising revenue and the sale of mobile apps.

Cost of goods sold

For the nine months ended September 30, 2013, we incurred of goods sold of $235,620 compared to $0 for the nine months ended September 30, 2012, an increase of $235,620 or 100%. The increase was primarily due to the costs of media buys and mobile app development costs.

Operating Expenses

For the nine months ended September 30, 2013, our operating expenses increased to $7,623,581 compared to $1,838,838 for the nine months ended September 30, 2012, an increase of $5,784,743 or 315%.

For the nine months ended September 30, 2013, stock compensation expense increased to $3,123,079 from $937,759 for the nine months ended September 30, 2012, an increase of $2,185,320 or 233%. The increase was substantially due the Company’s significant increase in its operations and the fair value of the options issued based on the Black Scholes Option Pricing Model, which were expensed primarily due to the issuance of options to certain former employees of Lone Wolf, Inc. under their respective employment agreements effective January 7, 2013, the date we closed the merger with Lone Wolf, Inc. and its shareholders. Plus, there were several options granted to the former employees and consultants of the Company.

For the nine months ended September 30, 2013, legal and professional fees increased to $1,357,412 from $549,967 in the nine months ended September 30, 2012, an increase of $807,445 or 147% primarily due to the change in outside law firms, the retention of in-house general counsel in 2012 and activity that required increased amounts of time from our legal counsel due to litigation, financing matters, legacy debt/equity issues, intellectual property and legal counsel for revenue agreements.

For the nine months ended September 30, 2013, the executive compensation that we incurred increased to $318,805 from $177,440 in the nine months ended September 30, 2012, an increase of $141,365 or 80% primarily due to full periods of compensation in 2013 for our CVO, CEO and CFO. Upon the acquisition of Adaptive Media, Inc., on July 2, 2013, our former CVO and CEO resigned. On August 16, 2013, our former CFO resigned.

For the nine months ended September 30, 2013, the research and development expense that we incurred increased to $217,137 from $0 in the nine months ended September 30, 2012, an increase of $217,137 or 100% primarily due to an increase in the software engineering expenses we incurred with our employees and consultants as we continued to develop our products.

For the nine months ended September 30, 2013, the general and administrative expenses including stock compensation that we issued in the form of stock, investor relations expenses, legal and professional fees, outsourced consulting services that we incurred increased to $2,264,538 from $173,672 in the nine months ended September 30, 2012, an increase of $2,090,866 or 1,204% primarily due to significant increase in our operations, specifically investor relations expenses, personnel expenses and other general and administrative expenses.

For the nine months ended September 30, 2013, the impairment of intangibles that we incurred increased to $342,610 from $0 or 100% from the nine months ended September 30, 2012 due to management’s impairment test completed as of June 30, 2013 for the intangibles acquired in the Lone Wolf acquisition wherein the value was determined to be $0.

For the nine months ended September 30, 2013, the (gain) loss on settlement of debt that we incurred increased to $(15,988) from $224,969 in the nine months ended September 30, 2012 primarily due to the fair value measurement of restricted common stock issued to vendors in satisfaction of their accounts payable.

For the nine months ended September 30, 2013, the interest expense that we incurred increased to $70,189 from $61,629 in the nine months ended September 30, 2012, an increase of $8,560 or 14% primarily due to the amortization of debt discounts as a result of the beneficial conversion feature on the convertible notes payable.

Net Loss

For the nine months ended September 30, 2013, we incurred a loss of $7,497,351 or $(0.08) basic and diluted loss per share compared to a loss of $2,125,436 or $(0.05) basic and diluted loss per share for the nine months ended September 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Three Months Ended September 30, 2013 compared with Three Months Ended September 30, 2012

Revenue

For the three months ended September 30, 2013, we realized revenue of $373,737 compared to $0 for the three months ended September 30, 2012, an increase of $373,737 or 100%. The increase was primarily due to advertising revenue and the sale of mobile apps.

Cost of goods sold

For the three months ended September 30, 2013, we incurred of goods sold of $215,230 compared to $0 for the three months ended September 30, 2012, an increase of $215,230 or 100%. The increase was primarily due to the costs of media buys and mobile app development costs.

Operating Expenses

For the three months ended September 30, 2013, our operating expenses increased to $2,258,668, compared to $610,106 for the three months ended September 30, 2012, an increase of $1,648,562 or 270%.

For the three months ended September 30, 2013, stock compensation expense increased to $868,899 from $316,721 in the three months ended September 30, 2012, an increase of $552,178 or 174%. The increase was substantially due the Company’s significant increase in its operations and the fair value of stock based compensation based on the Black Scholes Option Pricing Model, which were expensed due to the issuance of options to employees and consultants.

For the three months ended September 30, 2013, legal and professional fees increased to $339,713 from $172,004 in the three months ended September 30, 2012, an increase of $167,709 or 98% primarily due to the change in outside law firms, the retention of in-house general counsel in 2012 and activity that required increased amounts of time from our legal counsel due to litigation, financing matters, legacy debt/equity issues, intellectual property and legal counsel for revenue agreements.

For the three months ended September 30, 2013, the executive compensation that we incurred decreased to $47,333 from $58,150 in the three months ended September 30, 2012, a decrease of $10,817 or 19% primarily due to the acquisition of Adaptive Media, Inc., on July 2, 2013, whereby our former CVO and CEO resigned. On August 16, 2013, our former CFO resigned.

For the three months ended September 30, 2013, the research and development expense that we incurred increased to $8,635 from $0 in the three months ended September 30, 2012, an increase of $8,635 or 100% primarily due to an increase in software engineering expenses we incurred with our employees and consultants as we continued to develop our products.

For the three months ended September 30, 2013, the general and administrative expenses including stock compensation that we issued in the form of stock, legal and professional fees, and investor relations expense that we incurred increased to $995,347 from $63,231 in the three months ended September 30, 2012, an increase of $932,116 or 1,474% primarily due to the overall significant increase in our operations, specifically investor relations expenses, personnel expenses and other general/administrative expenses.

For the three months ended September 30, 2013, the (gain) loss on settlement of debt that we incurred decreased to $0 from $224,969 in the three months ended September 30, 2012 primarily due to the fair value measurement of restricted common stock issued to vendors in satisfaction of their accounts payable in 2012.

For the three months ended September 30, 2013, the interest expense that we incurred decreased to $16,497 from $25,099 in the three months ended September 30, 2012, a decrease of $8,602 or 34% primarily due to the amortization of debt discounts as a result of the beneficial conversion feature on the convertible notes payable.

Net Loss

For the three months ended September 30, 2013, we incurred a loss of $2,117,917 or $(.02) basic and diluted loss per share compared to a loss of $860,174 or $(0.02) basic and diluted loss per share for the three months ended September 30, 2012. The increase in the loss is described above in the detailed operating expenses.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $423,807 consisting of $44,483 in cash, $254,266 in accounts receivable, other receivables of $32,529, deferred financing costs of $47,029 net of amortization of $71,427, inventory (media) of $500 and $45,000 in prepaid expenses.

We had total current liabilities of $1,753,730 consisting of accounts payable and accrued expenses of $1,494,228, due to related parties of $1,700 and notes payable of $257,802 net of an unamortized discount of $177,198.

During the nine months ended September 30, 2013, we raised $1,661,500 in equity and debt financing.

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

On May 15, 2013, the Company entered into an unsecured convertible note agreement with a principal amount of $75,000 and paid financing fees of $4,000 for net proceeds of $71,000. The maturity date was September 1, 2013 with an annual interest rate of 10%. As of September 30, 2013, this note was paid in-full.

On June 14, 2013, the Company entered into a convertible note agreement with a principal amount of $35,000 and paid financing fees of $2,500 for net proceeds of $32,500. The maturity date of this note is July 1, 2013 with an annual interest of 10%. As of September 30, 2013, this note was paid in-full.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have raised in the nine months ended September 30, 2013 there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern Uncertainties

As of September 30, 2013, we have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As of and for the years ended December 31, 2012 and 2011, our former auditor has issued a going concern qualification as part of their opinion in their audit report contained in our December 31, 2012 Form 10-K filed with the SEC.

Capital Expenditures

For the nine months ended September 30, 2013, we have not incurred any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation

To remediate the material weakness, as identified above, in internal control over financial reporting, management has taken or will take the following actions as the financial resources become available:

1)
We will acquire additional internal technical accounting resources related to estimating the fair value of stock-based compensation utilizing the Black Scholes Option Pricing Model. We believe this will provide for the timely recording of stock based compensation including the issuance of S-8 stock, restricted stock and stock options;

2)
We will continue to seek outside consulting services, when necessary, where our existing accounting policy and control organization believes the complexity of the SEC reporting process exceeds our internal capabilities;

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against Company in the amount of $62,141. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of September 30, 2013, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company has been threatened with legal action by Felix Chan, who formerly had an independent contractor relationship with the Company. Chan asserts that the Company is obliged to pay him $171,000 for services as an independent contractor. No claim has been filed, and the parties are engaging in settlement discussions. The Company intends to vigorously defend any claim filed on this matter.

In July 2013, the Company was threatened with legal action by Eric Rice, a former employee who claims to be entitled to payment of $90,000. The Company denies that it has any obligation. A claim was filed in Los Angeles Superior Court in September 2013. The Company intends to vigorously defend this claim, and has notified Mr. Rice that it intends to file a counter-claim related to a prior transaction in which Mr. Rice was involved.

On July 29, 2013, the Company was named as a defendant, along with two individuals, including Kasian Franks, who owns more than five percent of the outstanding common shares of Company, in a lawsuit filed by Khoi Senderowicz in Alameda County Superior Court. The suit alleges breach of an oral lease, and damages to property. The plaintiff seeks damages of $381,887. The Company believes that this a private landlord-tenant dispute between Khoi Senderowicz and Kasian Franks and intends to defend the claim vigorously. Discovery has not yet commenced.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, the Company issued the following common stock to investors for the sale of equity securities:

On January 07, 2013, the Company issued and sold 2,000,000 shares of its common stock to an accredited investor for exercise of 2,000,000 options of $200,000 or $0.10 per share.

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

On March 8, 2013, the Company issued and sold 300,000 shares of its common stock to an accredited investor for an aggregate purchase price of $60,000 or $0.20 per share.

On March 15, 2013, the Company issued and sold 1,000,000 shares of its common stock to an accredited investor for an aggregate purchase price of $100,000 or $0.10 per share.

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

On April 16, 2013, the Company issued and sold 600,000 shares of its common stock to one accredited investor for an aggregate purchase price of $60,000 or $0.10 per share.

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

On July 15, 2013, the Company issued and sold 2,333,335 shares of its common stock to three accredited investors for an aggregate purchase price of $175,000 or $0.075 per share.

On August 26, 2013, the Company issued and sold 4,000,000 shares of its common stock to two accredited investors for an aggregate purchase price of $300,000 or $0.075 per share.

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

MIMVI, INC.

November 19, 2013	/s/ Qayed Shareef
Qayed Shareef
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

November 19, 2013	/s/ Abdul Parmach
Abdul Parmach
Acting Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

