Form 10-K
period 2013-12-31
Adaptive Medias, Inc.
filed 2014-04-14
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

16795 Von Karman Avenue, Suite 240

Irvine, CA 92606

(Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code: 949-525-4634

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $5,656,000 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the OTC Markets on June 30, 2013). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the Registrant. The Registrant has no non-voting common equity.

As of April 8, 2014, there were 166,320,736 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 1. Business

History

The Company was organized on August 7, 2007 under the laws of the State of Nevada, as Fashion Net, Inc. whose business was to act as a fashion marketing/consulting company for specialty apparel goods. On February 1, 2010, Kasian Franks acquired 98.3% of the issued and outstanding stock of Fashion Net, Inc. from the Company’s former Chief Executive Officer. On March 4, 2010 and June 30, 2010, Mr. Franks voluntarily cancelled 270,000,000 and 5,000,000 of his shares, respectively. As part of the change in control of the Company, the Board of Directors determined to change the direction of the Company’s business. In connection with this change of direction, on April 12, 2010, the Company changed its name to “Mimvi, Inc.”

The Company was originally authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001 per share. On April 12, 2010, the Company approved a 30 for 1 forward stock split and increased its authorized common stock to 300,000,000 and its authorized preferred stock to 50,000,000.

On July 1, 2013 (the “Closing Date”), Mimvi, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company’s wholly owned subsidiary, Adaptive Media Acquisition Co., Inc., an Oregon corporation, merged with and into Adaptive Media, Inc., an Oregon corporation (“Adaptive Media”) formed on May 14, 2012, a company engaged in the business of Internet, mobile, and video advertising (the “Merger”). On the Closing Date, the parties executed all documents and filed the Plan of Merger with the Oregon Secretary of State. Upon consummation of the Merger, the Adaptive Media shareholders were issued 33,500,000 shares of common stock, par value $0.001 per share, of Mimvi constituting approximately 29.9% of the outstanding stock of the Company, and Mimvi shareholders retained approximately 70.1% of the Company.

Overview

Adaptive Media, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

Pursuant to votes of the majority of the Board of Directors and shareholders, effective on November 6, 2013, the Company changed its name to Adaptive Medias, Inc. in order to better and more fully demonstrate the Company’s emphasis on providing a supply-side platform for mobile, video and online display advertising. In connection with the name change, effective on November 19, 2013, the Company’s ticker symbol was changed to ADTM.

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

Our operations are organized into a single reportable segment. During our most recent fiscal year ended December 31, 2013, we generated net revenues of $1,030,267 and a net loss of $8,462,981. During the first six months of 2013, the Company recorded net revenues of $42,314 and a net loss of $5,380,692. Following the acquisition of Adaptive Media on July 1, 2013, the Company recorded revenues of $987,953 and a net loss of $3,082,289 in the second half of the year.

See Item 8 of Part II for more information on our consolidated balance sheets as of December 31, 2013 and 2012, and our consolidated statements of operations, statements of stockholders' equity (deficit), and statements of cash flows for each of the two years in the period ended December 31, 2013. Our fiscal year end is December 31. Our corporate headquarters as of April 8, 2014 are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com.

Industry Overview

According to market research firm eMarketer, the worldwide digital advertising market is expected to exceed $132 billion dollars this year, and grow to $173 billion by 2017. eMarketer forecasts the worldwide mobile advertising market will exceed $29 billion in 2014, and is expected to reach $72 billion by 2017. eMarketer projects the online video advertising market topped $4 billion in 2013, and is expected to nearly triple by 2017, as video becomes the preeminent delivery channel for digital advertising, reaching over two billion people worldwide. Finally, eMarketer estimates U.S. marketers spent $3.34 billion in 2013 on real-time bidded (“RTB”) ads, up 73.9% from 2012, and expects U.S. advertisers to spend nearly $9 billion on RTB ads by 2017.

Here are some additional advertising-technology industry comps:

•	Adap.tv: acquired by AOL for $405 million in September 2013
•	MoPub: acquired by Twitter for $350 million in October 2013
•	JumpTap: acquired by Millennial Media for $200 million in November 2013
•	BlueKai: to be acquired by Oracle for $350-$400 million announced February 2014
•	FreeWheel: to be acquired by Comcast for a reported $360 million announced March 2014
•	Rocket Fuel: (NASD: FUEL) – Approximate $1.4 billion market cap*
•	Criteo: (NASD: CRTO) - Approximate $2.2 billion market cap*
•	Brightcove: (NASD: BCOV) - Approximate $300 million market cap*
•	Millennial Media (NYSE: MM) - Approximate $700 million market cap*
•	Rubicon Project (NASD: RUBI) - Approximate $700 million market cap*
•	TubeMogul: Filed S-1 Registration statement in March 2014 for future IPO

*Estimated market capitalization according to Yahoo! Finance as of April 3, 2014.

Business Overview

Adaptive Media, through its core audience and content monetization platform, provides web publishers, app developers and video content providers one of the only end-to-end monetization platforms driven by programmatic algorithms. We are a leader in programmatic, RTB advertising across mobile, video and display as well as a provider of a business-to-business digital video content management platform SaaS.

Further, we provide each publishing client on the supply side with unique capabilities to monetize their content across multiple channels or operating systems, where they can serve a piece of content on a laptop, a tablet and a phone without any additional cost or license. The optimization modules in our technology can be deployed across multiple channels on the platform to prove capabilities such as ad serving, real-time bidding, ad revenue waterfall management and video content management, and necessities like the video player itself. We help mobile app developers, publishers and video content developers monetize their ad inventory through our proprietary ad-delivery and optimization platform. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising. Our relationships span across health, sports, entertainment, auto, fashion, news, tech and luxury verticals.

Adaptive Media provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. It meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-screen, multi-channel ad delivery and content platform.

In short, Adaptive Media is a one-stop-shop when it comes to digital monetization. From licensing video content, to managing digital advertising, to connecting with leading publishers in target markets, Adaptive Media offers a complete digital technology stack to support content owners and producers.

On the demand side, Adaptive Media’s programmatic technology stack is advertiser-friendly in that it enables a brand-safe and transparent marketplace for buying media across mobile, video and display. This is essential for big brand advertisers and brand-direct ecommerce companies who require a high level of safety, context and relevance for their advertisements.

Launching in 2014, the Adaptive Media marketplace will enable publishers a seemingly simple marriage of quality content, users and monetization opportunities side-by-side with advertising partners who drive demand. We’ll do this through a complex set of discovery technology solutions, driven by patents, and efficient algorithmic data that cohesively interact in any digital marketing environment where advertising, audience and content must come together.

Competition

There are many fractional players in this space. There are those who provide video players like Ooyala, BrightCove and Kaltura. Others provide advertising network services like BrightRoll, Grab and TubeMogul. Then there is a final group who provide ad serving and demand services like RocketFuel, LiveRail or FreeWheel. These providers only complicate the landscape that we participate in. AOL is the only other company who can claim to provide an end-to-end solution. They have a video player and ad serving capabilities through Adap.tv, CMS and CDN capabilities through 5min Media and a wealth of inventory and demand through legacy AOL properties and exchange integration.

Despite AOL’s size, we have several significant advantages that give us confidence to compete in this space. The first main area of competitive advantage pertains to AOL’s legacy inventory source. While they benefit from many domains under their control, they are also hampered by the responsibility to fill advertising through these domains first. Our advantage is that we are inventory agnostic. If advertisers want and can benefit from our direct publisher inventory, we are happy to provide it. If advertisers want to take advantage of efficiencies through RTB exchange inventory, we can provide that as well. Adaptive Media is less restricted and can provide better optimization choices than AOL.

The second area of competitive advantage is in pricing. AOL’s legacy properties have high floor inventory costs. While they address this issue by explaining that their inventory is “premium”, the statement often falls on deaf ears as advertisers are hearing the same argument from all inventory sources. Our inventory flexibility and existing monetization contracts allow us to deliver advertising with the same quality as AOL at a lower cost per impression. This allows us an edge in negotiating onto advertising campaigns where we don’t have an existing track record.

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. 2013 saw us add approximately 50 publishers as well as OpenX and RMX exchanges. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all categories to grow in 2014 as we move toward stabilization of our platform and expansion of our technical capabilities.

Today our demand is consistently fulfilling at sustainable rates for our publishers. We have over 350,000 rights cleared pieces of video content across all interest categories. We have recently signed a contract with Beanstock Media which increases our publisher base with some high profile publishers including Ask.com, ChristianMingle, Dictionary.com, MeetMe, Slacker, TheDailyBeast, and ZipRealty.

In 2014, we are making a major push to penetrate the comScore top 1000 publisher accounts. Engaging these publishers will increase our platform utilization and SaaS income. It will increase the consumption and utilization of our content partners resulting in higher income. It will also allow for greater reach for our demand partners and advertising agencies leading to higher advertising revenues.

In addition to traditional digital publishers, we are making a push to penetrate select top TV properties and engage them in bridging the gap between legacy TV consumption and video advertising in digital. This will be enabled by our proprietary technology that is currently developing with the support of our adviser.

Compliance and Quality Control

2013 saw a significant increase in concern over brand safety, fraudulent traffic practices and in data integrity. We have seen this trend growing and are positioning ourselves to lead the conversation regarding these items. We believe that demonstrating the ability to deliver real, measurable, value to advertisers is the core component to building a business to last - today, tomorrow and beyond. To achieve this, we are taking a multi-front approach to ensure that traffic generated through Adaptive Media is of the highest possible quality. At the end of the day, the most important quality to our sales growth and customer retention is trust. And to earn the trust of advertisers, agencies, and publishers, here are some of the steps we are taking:

1.	Viewability - We are currently implementing the OpenVV (www.openvv.org) industry standard, so that advertisers and agencies will know that their message is being seen, in compliance with IAB Viewability requirements.

2.	Anti-Bot/Click-Fraud - Adaptive Media is working with independent 3rd-party solutions to prevent non-human impressions from occurring.

3.	Evaluating Publishers - All publisher sites must pass a battery of internal checks, so that the sites are properly rated and categorized according to IAB's Quality Assurance Guidelines. Moreover, every site must also pass 3rd party tools such as McAfee SiteAdvisor and Google SafeWeb. This allows us to recruit only best-of-breed publishers, over-and-above IAB's requirements.

4.	Monitoring Publishers - After joining Adaptive Media, all publisher sites are continuously monitored and scanned, so that we immediately know if any publisher sites have changed their business model or target audience.

5.	Traffic Transparency - We have built, and continue to build, internal reporting to alert us to patterns indicative of low-quality traffic.

Taken as a whole, these are some of the toughest, most strict, guidelines for publisher and traffic quality in the entire industry. This will be yet another way we are differentiating our offerings from our competitors.

Employees

As of April 8, 2014, the Company had approximately 27 employees and several consultants.

Description of Properties

The Company currently leases office space in multiple locations. As of April 8, 2014, our headquarters are located at 16795 Von Karman Avenue, Suite 240, Irvine, California, 92606. Our website is www.adaptivem.com and our general contact email is marketing@adaptivem.com.

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

As of December 31, 2013, we had $22,188 in cash and $758,502 in total current assets and we had total current liabilities of $2,011,179. The latter represents the total amount of accounts payable and accrued expenses that we owed and which are due for payment as of December 31, 2013. As of December 31, 2013, the Company maintained $300,000 of convertible debt on our consolidated balance sheet. We have limited funds to pay all of our current liabilities. Should one or more of our creditors demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot continue to raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

For the year ended December 31, 2013, we incurred $8,462,981 in net losses and $5,500,957 in net losses for the year ended December 31, 2012. We anticipate that we will likely incur significant additional losses in the future as well.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have raised during the year ended December 31, 2013 there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern Uncertainties

As of December 31, 2013, we have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As of and for the years ended December 31, 2013 and 2012, our independent registered public accounting firms have issued a going concern qualification as part of their opinions in their audit reports included herein and contained in our December 31, 2012 Form 10-K filed with the SEC.

Qualified auditors’ opinion: Going Concern.

Our independent registered public accounting firms have issued qualified opinions on our consolidated financial statements as of and for the two years ended December 31, 2013 and 2012 with respect to uncertainties concerning our ability to continue as a going concern.

Our common stock is subordinate to existing and future debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2013, we had $2,011,179 reflected as total liabilities on our consolidated balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant control of the Company is held by management and principal shareholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 40% of our common shares (including stock options and warrants) as of April 8, 2014. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Our business is difficult to evaluate because we have a limited operating history.

The Company has a history of operating losses and has incurred significant net losses in each of the last two years. . For the years ended December 31, 2013 and 2012, we had net revenues of $1,030,267 and $0 and incurred net losses of $8,462,981 and $5,500,957, respectively. These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

We will need to generate significant additional revenue and/or cost reductions to achieve profitability. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to re-buy or re-sell our common stock easily following periods of volatility because of the market's reaction to volatility.

Other factors that could cause such volatility may include, among other things:

☐	announcements concerning our strategy;
☐	litigation; and
☐	general market conditions.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2013, the Company had a lease for office space in Irvine, California through July 2015, and subleased office space in Manhattan Beach, California on a month-to-month basis. The current combined month rent was approximately $3,000 per month. The Company entered into a new lease as of January 7, 2014 @ 16795 Von Karman Avenue, Suite 240, Irvine, California, 92606 for a period of 3 years, and intends to sub-lease the space for the prior office.

Item 3. Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,000. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of December 31, 2013, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company is in an arbitration case entitled Felix Chan v. Mimvi, Inc., pending in the American Arbitration Association, filed November 25, 2013. The claimant, Felix Chan, asserts that the Company is obliged to pay him $174,000 for services as an independent contractor of the Company. No discovery has taken place. The Company intends to vigorously defend the case. The outcome is uncertain.

In July 2013, the Company was threatened with legal action by Eric Rice, a former employee. On September 20, 2013, Mr. Rice sued the Company (Rice v. Mimvi, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company moved to strike portions of the complaint, and the Company's substantive response to the complaint is not yet due. The Company is exploring a counter-claim related to a prior transaction in which Mr. Rice was involved.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of an oral lease and alleged damages to property. The complaint was only recently served, and the Company's response to the complaint is not yet due. The Company denies that it breached any alleged oral lease or caused any damage, and the Company denies that it owes the plaintiff anything. Discovery has not yet commenced.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member from 2010-12. The Company's response to the complaint is not yet due. The Company denies that it owes the plaintiff anything.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Our common stock is quoted under the symbol "ADTM" on the OTC Bulletin Board and the OTCQB, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

The high and low bid quotations for our common stock for each of the quarters of our fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

	Price Range
	High($)	Low($)

Quarter ended March 31, 2012	$0.60	$0.05
Quarter ended June 30, 2012	$0.57	$0.15
Quarter ended September 30, 2012	$0.59	$0.12
Quarter ended December 31, 2012	$0.59	$0.24
Quarter ended March 31, 2013	$0.44	$0.14
Quarter ended June 30, 2013	$0.24	$0.07
Quarter ended September 30, 2013	$0.16	$0.05
Quarter ended December 31, 2013	$0.12	$0.07

Holders: According to the records of Adaptive Medias’ transfer agent, Adaptive Medias had 287 stockholders of record as of March 31, 2014 and it believes there are a substantially greater number of beneficial holders.

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

Equity Compensation Plan Information

The Company’s shareholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) on November 2, 2010. On September 17, 2013, the Company filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 in which a majority of shareholders approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. The 14(c) Information Statement went Definitive on October 7, 2013. On December 3, 2013, the Company’s Board of Directors approved the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. At the time of this filing, shareholders have yet to approve this increase.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2013.

	Number of securities to be Issued upon exercise of Outstanding options, warrants And rights (a)		Weighted-average exercise Price of outstanding options, Warrants and rights (b)	Number of securities Remaining available for future Issuance under equity compensation plans (excluding securities reflected In column(a)) (c)

Equity compensation plans approved by security holders	14,261,667	(1)	$0.13	438,883
Equity compensation plans not approved by security holders	2,000,000	(2)	$.08	13,000,000
Total	16,261,667		$0.12	13,438,333

(1) Consists of our Amended and Restated 2010 Stock Incentive Plan, the material terms of which are described in Note 7 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, Officers, Directors or consultants. The Board of Directors administers the Plans, selects the individuals to whom awards will be granted, determines the number of awards to be granted, and the term and exercise price of each award. Stock options granted pursuant to the terms of the Plans are generally granted with an exercise price of 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates. An aggregate of 30,000,000 shares are reserved under the Plan, of which 300,000 were exercised in March 2013 at a price of $0.20 per share and 13,438,333 shares were available for future grant at December 31, 2013.

(2) On December 3, 2013, the Company’s Board of Directors approved the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. At the time of this filing, shareholders have yet to approve this.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. During the year ended December 31, 2013, all 2,000,000 shares were issued under this 2013 Plan.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Issuances of Unregistered Securities

During the nine months ended September 30, 2013 the Company issued 7,142,238 of its common stock to several consultants in exchange for services rendered with an aggregate fair value of $967,382 or $0.14 per share on average. In the same period, the Company issued 2,875,000 shares of its common stock to two consultants in a cash-less exercise of warrants issued to them in January 2010. Additionally, the Company issued and sold 16,858,336 shares of its common stock to several accredited investors for an aggregate purchase price of $1,570,000 or $0.09 per share on average. During the period the Company issued 1,935,281 shares of its common stock for settlement of $323,510 of accounts payable. Finally the Company issued 34,030,899 of its common stock (including 200,000 shares held in escrow) in connection with merger transactions consideration with a fair value of $2,778,438 or $0.08 per share on average.

On October 3, 2013, the Company issued 500,000 shares of its common stock to the Company’s former CTO as part of a separation agreement and general release with a fair value of $56,000 or $0.112 per share.

On October 3, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On October 7, 2013, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor for an aggregate purchase price of $75,000 or $0.075 per share.

On October 7, 2013, the Company issued 1,850,000 shares of its common stock to two consultants in exchange for services rendered with a fair value of $212,750 or $0.115 per share.

On October 8, 2013, the Company issued 125,565 shares of its common stock to a former consultant in exchange for services rendered with a fair value of $14,440 or $0.115 per share.

On October 17, 2013, the Company issued 305,618 shares of its common stock to two consultants in exchange for services rendered with a fair value of $30,561 or $0.10 per share.

On October 17, 2013, the Company issued and sold 3,400,000 shares of its common stock to one accredited investor for an aggregate purchase price of $255,000 or $0.075 per share.

On October 23, 2013, the Company issued 175,000 shares of its common stock to two individuals as a settlement for accounts payable of an outstanding balance with a fair value of $17,500 or $0.10 per share.

On October 24, 2013, the Company issued 200,000 shares of its common stock to two vendors as a settlement for accounts payable on a refund of a pre-paid balance with a fair value of $20,000 or $0.10 per share.

On November 4, 2013, the Company issued 200,000 shares of its common stock to a consultant in exchange for services rendered with a fair value of $19,000 or $0.095 per share.

On November 25, 2013, the Company issued and sold 200,000 shares of its common stock to one accredited investor for an aggregate purchase price of $15,000 or $0.075 per share.

On November 27, 2013, the Company issued 247,969 shares of its common stock to a consultant in exchange for services rendered with a fair value of $19,837 or $0.08 per share.

On November 29, 2013, the Company issued 174,418 shares of its common stock to a consultant in exchange for services rendered with a fair value of $15,000 or $0.087 per share.

On December 4, 2013, the Company issued 7,000,000 shares of its common stock for the Ember, Inc. transaction consideration with a fair value of $560,000 or $0.08 in accordance with the purchase agreement.

On December 4, 2013, the Company issued 847,699 shares of its common stock to two Co-Founders of Ember, Inc. with a fair value of $67,816 or $0.08 in accordance with their employment agreements in the purchase agreement.

On December 5, 2013, the Company issued 153,301 shares of its common stock to an advisor in exchange for services rendered with a fair value of $12,256 or $0.08 per share.

On December 9, 2013, the Company issued and sold 1,333,333 shares of its common stock to one accredited investor for an aggregate purchase price of $100,000 or $0.075 per share.

On December 12, 2013, the Company issued 30,000 shares of its common stock to the Company’s intellectual property law firm as a settlement for accounts payable for legal services rendered with a fair value of $2,544 or $0.0848 per share.

On December 13, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On December 16, 2013, the Company issued and sold 1,666,667 shares of its common stock to two accredited investors for an aggregate purchase price of $125,000 or $0.075 per share.

On December 16, 2013, the Company issued 786,666 shares of its common stock to Gemini Master Fund, Ltd. for a partial conversion of an OID convertible note as part of an amendment to the original agreement dated May 12, 2013. The note was reduced by the principal amount of $59,000 or $0.075 per share.

On December 20, 2013, the Company issued and sold 666,667 shares of its common stock to one accredited investor for an aggregate purchase price of $50,000 or $0.075 per share.

On December 26, 2013, the Company issued and sold 1,000,000 shares of its common stock to one accredited investor for an aggregate purchase price of $75,000 or $0.075 per share.

On December 31, 2013, the Company issued 308,997 shares of its common stock to three consultants in exchange for services rendered with a fair value of $25,920 or $0.085 per share.

On December 31, 2013, the Company issued 500,000 shares of its common stock to various individuals at the Company’s law firm as a settlement for accounts payable for legal services rendered with a fair value of $42,000 or $0.084 per share.

As of December 31, 2013 the Company had granted 274,438 shares of its common stock issuable to several employees with a fair market value of $27,870 at the time of the stock grant or $0.10 per share.

On December 31, 2013, the Company cancelled 488,775 shares of its common stock issued to Adaptive Media, Inc. as part of the transaction with Ember, Inc. The total number of shares outstanding as of December 31, 2013 was 148,888,723.

During the twelve months ended December 31, 2013, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 100% warrant coverage. These issuances of shares were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder in that the transactions involved private offerings of our unregistered securities, we did not make a public offering or sale of our securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to us that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution.

Use of Proceeds from Registered Securities

The Company filed a Form S-8 Registration Statement with the SEC on February 26, 2013 in connection with the adoption of our Amended and Restated 2010 Stock Incentive Plan and 2013 Consultant Stock Plan, We registered shares of our common stock to permit the resale of these shares of our common stock by the holders of such shares of our common stock from time to time after. We did not receive, and will not receive, any of the proceeds from the sale by the selling stockholders of the shares of our common stock, other than the sale price of any common stock we sell to selling stockholders upon the exercise of their options or warrants. The Company is responsible for all fees and expenses incident to our obligation to register the shares of our common stock.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

The beginning part of 2014 will see Adaptive Media focus on stabilizing the technology platform. With the acquisitions of Adaptive Media, Ember and the impending business combination with OneScreen, Inc., we need to take a moment to insure all of our technology is working properly and is capable of handling the growth we see coming. With this stabilization in place, we plan to invest in additional features and technology that will further differentiate us from our competition. We will continue to invest in research and development to enhance our solution and create additional offerings. The goal of these developments will be to maximize the market penetration across our multiple streams of income. We also believe that as both our publisher and demand side sales teams becomes more seasoned, we will experience an increase in sales productivity.

Technology Enhancements and Customer Satisfaction

We will continue to make improvements to our technology platform. We will be focusing our developing efforts in two main categories. The first being to increase performance for our publishing partners through better efficiency, higher fill rates and better Cost Per Thousand (“CPM”) impressions. The second will be a collaborative solution with the agencies and advertisers that could include planning, content monetization and strategic partnership opportunities. Both of these efforts will have the overarching goal of increasing our customer satisfaction and thus increased retention.

Ability to Increase Penetration in All Channels and All Devices

Our future performance is dependent on our continued ability to penetrate and grow our revenue in display, mobile and video channels. These revenues will come from both the publisher side through our RTB platform driving inventory monetization and through direct agency and advertiser contracts. Video and mobile represent the fastest growing channels currently, but we do see a significant opportunity in rich media and high impact display ads. Mobile device growth is eclipsing desktop growth. We are seeing an increase in request for cross device targeting. We are working on a unique, non-Personal Identity Identifier (“PII”) solution based on our data store that will allow us to successfully identify users regardless of which device they are on.

Growth of TV to Digital Advertising and Content Monetization

TV advertising and content providers are looking to the digital marketplace for increased visibility and efficiency. We see a significant opportunity to bridge the gap between the legacy experience and what can be provided in the digital space. Powered by our custom video player, we are uniquely positioned to deliver just such a solution. This effort is not without significant risks and barriers but our distributed video player gives us the reach and the platform to deliver the content and the advertising metrics that are lacking in today’s solutions.

Growth of the Real-time Advertising Exchange Market and Digital Advertising

The Exchange and Real Time Bidding platforms have grown rapidly in the past several years. We have harnessed this acceleration by combining them with our own ad server and RTB engine. While we will continue to drive additional integrations in these categories, we will also maximize the inherent opportunities that exist through our direct publisher relationships like the execution of the new high impact Internet Advertising Bureau (“IAB”) Rising Stars ad units.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s results of operations or financial position.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013. The Company will adopt this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-05 to significantly impact its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company will adopt this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to significantly impact its consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2013. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2013 and 2012 is adequate, but actual write-offs could exceed the recorded allowance.

Accounting for Derivatives Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of: (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Goodwill and Other Intangible Assets

Intangible assets are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Amortization is computed primarily on the straight-line method for financial statement purposes over the estimated useful lives of the related intangible assets. Estimated useful lives will vary based on the nature of the intangible asset.

In accordance with ASC Topic 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of websites, customer lists, developed technology and trade names. Factors the Company considers to be important which could trigger an impairment review include the following:

1)	Significant underperformance relative to expected historical or projected future operating results;
2)	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3)	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC Topic 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC Topic 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

Revenue

For the year ended December 31, 2013, revenue was $1,030,267 compared to $0 for the year ended December 31, 2012, an increase of $1,030,267 or 100%. This increase was due to the acquisition of Adaptive Media, Inc. and the successful growth of the Company’s advertising business. We believe the Company’s revenue growth will continue to accelerate in 2014.

Operating Expenses

For the year ended December 31, 2013, our operating expenses increased to $8,278,881 from $5,168,722 for the year ended December 31 2012, an increase of $3,110,159 or 60%.

For the year ended December 31, 2013, the overall increase in the operating expenses was substantially due to the increase in general and administrative expenses, legal and professional fees, and impairment of intangibles. In 2013, general and administrative expenses increased to $1,956,241 from $334,063 for the year ended December 31, 2012, an increase of $1,622,178 or 486%, primarily due to the expansion in the number of employees and consultants required to operate a growing business as the Company matured into a revenue-stage company from a development-stage one. Legal and professional fees in 2013 rose to $1,121,661 from $777,918 in 2012, an increase of $343,743 or 44%, due to multiple mergers and acquisitions, numerous financing activities, expenses related to legacy obligations of the Company, and expenses related to public-company compliance. Impairment of intangibles increased in 2013 to $342,610 from $0 in the previous year due to the write-off of certain intangibles associated with the Lone Wolf, Inc. transaction. In addition, a portion of the general and administrative expenses and legal and professional fees incurred in 2013 and 2012 were paid in the form of our restricted common stock and are reflected in the consolidated financial statements under stock compensation expense. In the event that individuals or consultants who provided services on behalf of the Company were compensated in stock, all of the common shares issued were priced at fair value based on the closing price of our stock on the date of issuance. All of the options issued were priced using the Black-Scholes option pricing model. Stock based compensation expense increased in 2013 to $4,154,665 from $3,178,144 in 2012, an increase of $976,521 or 31%. The increase in 2013 was a result of an increase in the use of stock and stock options as compensation from the prior year, as well as the granting of stock and options to a growing pool of employees and consultants. For the year ended December 31, 2013, the executive compensation increased to $447,959 from $424,940 for the year ended December 31, 2012, an increase of $23,019 or 5%.

Research and development expenses consist of software engineering costs for employees and consultants that are developing specific Adaptive Medias products. For the year ended December 31, 2013, the research and development expenses decreased to $255,745 from $453,657 for the year ended December 31, 2012, a decrease of $197,912 or 44%. This decrease is due primarily to a shift of the business model resulting from the acquisition of Adaptive Media, Inc. in July 2013.

For the year ended December 31, 2013, the Company had a gain on extinguishment of debt of $15,988 compared to a loss of $270,369 for the year ended December 31, 2012, a decrease in losses of $286,357 primarily due to favorable settlements of certain debt obligations of the Company.

For the year ended December 31, 2013, the interest expense increased to $486,396 compared to $61,866 for the year ended December 31, 2012, an increase of $424,530 or 686% due to the amortization of debt discount related to the agreement with Gemini Master Fund.

Net Loss

For the year ended December 31, 2013, we incurred a loss of $8,462,981 or $0.08 per share - basic and diluted, compared to a net loss of $5,500,957, or $0.11 per share - basic and diluted for the year ended December 31, 2012, an increase of $2,962,024 or 54%. See above for the detailed explanations of the each category of expenses.

Liquidity and Capital Resources

As of December 31, 2013, we had $22,188 cash available and $758,502 of total current assets consisting of prepaid expenses of $126,321 and accounts receivable of $609,993. We had total current liabilities of $2,011,179 consisting of accounts payable and accrued expenses of $1,711,179 and $300,000 of convertible note payable.

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

During the year ended December 31, 2013, we raised $2,365,000 in equity financing and $582,700 in debt financing, however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations. For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our employees, consultants, various costs to maintain our SEC reporting requirements and others.

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

The following is a summary of the Company's cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2013 and 2012:

For the Fiscal Year Ended
	December 31, 2013	December 31, 2012

Net cash used in operating activities	$(2,827,966)	$(1,471,332)

Net cash used in investing activities	$(2,491)	$-

Net cash provided by financing activities	$2,789,359	$1,534,618

Net (decrease) increase in cash	$(41,098)	$63,286

Cash - beginning of year	$63,286	$0

Cash - end of year	$22,188	$63,286

Going Concern Uncertainties

The Company has a history of operating losses and has incurred significant net losses in each fiscal year since its inception. For the years ended December 31, 2013 and 2012, we had net revenues of $1,030,267 and $0 and incurred net losses of $8,462,981 and $5,500,957, respectively. We will need to generate significant additional revenue and/or cost reductions to achieve profitability. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a "going concern" qualification as part of their opinion on our consolidated financial statements for the year ended December 31, 2013, which is contained elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 2013, the Company received a notice from its independent registered public accounting firm, De Joya Griffith, LLC (“De Joya”), that they were resigning, effective as of that date. The Company’s Board of Directors accepted such resignation on June 8, 2013. De Joya’s audit reports on the financial statements of the Company for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern. There were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused De Joya to make reference in connection with De Joya’s opinion to the subject matter of the disagreement. In connection with the audited financial statements of the Company for the years ended December 31, 2012 and 2011 and quarterly interim unaudited financial information as of and for the three months ended March 31, 2013 and through the date of De Joya’s resignation on June 6, 2013, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

On June 8, 2013, the Company retained GBH, CPAs, PC (“GBH”) as the Company’s new independent registered public accounting firm. The Company’s Board of Directors accepted such retention on June 8, 2013. During the fiscal years ended December 31, 2012 and 2011, and any subsequent interim period through the date hereof, the Company has not consulted with GBH regarding the application of accounting principles related to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

Effective October 17, 2013, GBH was dismissed as the Registrant’s independent registered public accounting firm engaged to audit our financial statements. GBH had not issued a report on the Company’s financial statements. However, GBH did issue a report on the financial statements of Adaptive Media, Inc. as of December 31, 2012 and the period from May 14, 2012 (inception) to December 31, 2012. GBH’s report did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding Adaptive Media, Inc.’s ability to continue as a going concern. Prior to its dismissal, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to the satisfaction of GBH would have caused it to make reference to this subject matter of the disagreements in connection with its report, nor were there any “reportable events” as such term as described in Item 304(a)(1)(v) of Regulation S-K.

Effective on October 18, 2013, Ramirez Jimenez International CPAs (“RJI”), of Irvine, California, was engaged to serve as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements. During the two most recent fiscal years and subsequent interim periods through October 18, 2013, the Company had not consulted with RJI regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or as to a reportable event, nor did the Company consult with RJI regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The dismissal of GBH as the Company’s independent registered public accounting firm and the engagement of RJI as its new independent registered public accounting firm were both approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective during the 2013 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel, other than our Principal Financial Officer, with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2013 could have led to an error in the original accounting of the estimated fair market value of certain security instruments.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We have retained additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

•	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we now believe that these material weaknesses have been substantially resolved, we will continue our remediation efforts during fiscal 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Sec that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Director Since

Qayed Shareef (1)	Chief Executive Officer and Director	July 1, 2013
Omar Akram (2)	Vice President, Product & Technology and Director	December 31, 2013
Abdul Parmach (3)	Principal Accounting Officer

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Background of Directors and Executive Officers

(1)	Qayed Shareef, 38, has over 13 years of experience in digital marketing. Prior to founding Adaptive Media, Mr. Shareef served as the Executive Vice President and General Manager for Traffic Marketplace’s ad network, where he managed ad operations, campaign management, publishers, and business development. During his tenure, the network consistently ranked in the top ten networks for reach, while working with both Fortune 500 advertisers and comScore top 1000 sites. He helped launch Traffic Marketplace’s first mobile network in 2008, which produced 20% of the network’s revenue by 2011. Prior to his role at Traffic Marketplace, Mr. Shareef co-founded and was the Chief Operating Officer of Premier Group Services, which was one of the largest independent real estate services companies in Orange County, California. Mr. Shareef also spent time at Drapers.com, CheetahMail, and LowerMyBills.com (acquired by Experian) in their early stages, where he played key roles in marketing and account management. Mr. Shareef has also served in advisory roles for several start-ups that have been acquired, including MediaForge (Rakuten) and Tapit! (Phunware).

(2)	Omar Akram, 43, Vice President of Product & Technology was appointed to the Company’s Board of Directors as of December 31, 2013. Mr. Akram attended California State University, Long Beach and has fifteen years of experience in the technology industry. Mr. Akram has expertise in multiple life-cycle methodologies from conception to completion and a strong background in ad platforms, operations, targeting technology, product implementation, e-commerce, and overall site monetization strategy. Prior to joining the Company in January 2013, Mr. Akram was a Senior Product Development Manager at Tactara, SpinMedia, and Epic Marketplace.

(3)	Abdul Parmach, 46, brings more than 20 years of diverse industry leadership, executive management, and security-political expertise to his role at the Company. He handles streamlining and improving business processes, negotiating lower vendor rates, updating payroll and benefits systems, and implementing many other cost-savings measures for Adaptive Media. Prior to joining Adaptive Media, Mr. Parmach served as Finance Director at New Directions for Women, a nonprofit organization in Costa Mesa, California. His primary responsibilities included overseeing all finance, HR, and IT aspects of the organization. Before that, Mr. Parmach served as President of AP Services (Denmark) and Marketing Director of American Eagle Oil (Dubai) and oversaw the corporate direction and strategy for both companies in the fields of operations, including marketing, sales, consulting, and client relations.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,000. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of December 31, 2013, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company is in an arbitration case entitled Felix Chan v. Mimvi, Inc., pending in the American Arbitration Association, filed November 25, 2013. The claimant, Felix Chan, asserts that the Company is obliged to pay him $174,000 for services as an independent contractor of the Company. No discovery has taken place. The Company intends to vigorously defend the case. The outcome is uncertain.

In July 2013, the Company was threatened with legal action by Eric Rice, a former employee. On September 20, 2013, Mr. Rice sued the Company (Rice v. Mimvi, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company moved to strike portions of the complaint, and the Company's substantive response to the complaint is not yet due. The Company is exploring a counter-claim related to a prior transaction in which Mr. Rice was involved.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of an oral lease and alleged damages to property. The complaint was only recently served, and the Company's response to the complaint is not yet due. The Company denies that it breached any alleged oral lease or caused any damage, and the Company denies that it owes the plaintiff anything. Discovery has not yet commenced.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member from 2010-12. The Company's response to the complaint is not yet due. The Company denies that it owes the plaintiff anything.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Except as set forth above, we believe that, during fiscal 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Adaptive Medias, Inc. and the written representations of its directors and executive officers.

Meetings and Committees of the Board

Our Board of Directors is responsible for the management and direction of our Company and for establishing broad corporate policies. A primary responsibility of the Board of Directors is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our Company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

☐	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
☐	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
☐	Compliance with applicable governmental laws, rules and regulations;
☐	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
☐	Accountability for adherence to the code.

The Company has not adopted a corporate code of ethics that applies to its executive officers, however it intends to do so in 2014.

Insider Trading Policy

Our Board of Directors adopted an insider trading policy that applies to all of its directors, officers and employees including our Chief Executive Officer, Principal Accounting Officer and Directors that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

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

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2013 and 2012 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other executives who were serving as executive officers at the end of fiscal year 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)	Option Awards ($)(7)	All Other Compensation ($)	Total ($)

Qayed Shareef (1)	2013	$47,030	$0	$0	$0	$0	$47,030
Chief Executive Officer	2012	-	$0	$0	$0	$0	$0

Omar Akram (2)	2013	$47,750	$0	$0	$9,735	$0	$57,485
VP, Product & Technology	2012	-	$0	$0	$0	$0	$0

Abdul Parmach (3)	2013	$34,375	$0	$0	$7,704	$0	$42,079
Principal Accounting Officer	2012	-	$0	$0	$0	$0	$0

Michael Poutre (4)	2013	$107,500	$0	$40,000	$122,268	$0	$269,768
Chief Executive Officer	2012	$170,000	$45,164	$168,000	$420,000	$0	$803,164

Kevin Conner (5)	2013	$165,805	$0	$0	$109,149	$0	$274,954
Chief Financial Officer	2012	$140,028	$0	$52,500	$420,000	$0	$612,528

Kasian Franks (6)	2013	$45,500	$0	$0	$96,453	$0	$141,953
Chief Visionary Officer	2012	$56,000	$21,431	$0	$420,000	$0	$497,431

(1) Mr. Shareef became Chief Executive Officer in July 2013. His employment agreement calls for a base salary of $10,000 per month. The amount included in this table reflects the actual cash payments for the period of July 1 through December 31, 2013.

(2) Mr. Akram’s compensation is $8,333 per month. On July 26, 2013, he was granted the Option to purchase 500,000 shares with an exercise price of $0.09 per share.

(3) Mr. Parmach’s compensation is $6,250 per month. He was appointed as the Company’s Principal Accounting Officer on August 16, 2013. On July 26, 2013, Mr. Parmach was granted the option to purchase 450,000 shares with an exercise price of $0.09 per share.

(4) Mr. Poutre served as Chief Executive Officer from January 1, 2013 through July 1, 2013.

(5) Mr. Conner served as Chief Financial Officer from January 1, 2013 through August 16, 2013.

(6) Mr. Franks served as Chief Visionary Officer from January 1, 2013 through July 1, 2013.

(7) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2013 and 2012 to each of the named executive officers, in accordance with FASB ASC Topic 718 Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by our named executive officers at December 31, 2013.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Qayed Shareef	0		0		$-	-
Omar Akram	0	(1)	500,000	(1)	$0.09	7/26/2023
Abdul Parmach	0	(2)	450,000	(2)	$0.09	7/26/2023
Michael Poutre	312,500	(3)	-		$0.15	10/24/2016
Michael Poutre	200,000	(4)	-		$0.09	8/17/2016
Kevin J. Conner	291,667	(5)			$0.15	8/17/2016
Kevin J. Conner	200,000	(6)	-		$0.09	8/17/2016
Kasian Franks	0		0		$-	-

(1) An option was granted to Mr. Akram on July 26, 2013 for 500,000 shares at an exercise price of $0.09 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(2) An option was granted to Mr. Parmach on July 26, 2013 for 450,000 shares at an exercise price of $0.09 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(3) An option was granted to Mr. Poutre on April 24, 2013 for 500,000 shares at an exercise price of $0.15 per share. Fifty percent of the options, or 250,000, vested immediately, and the remaining options vested over 24 months, 62,500 of which are included in the table above. The remaining options were canceled.

(4) An option was granted to Mr. Poutre on August 19, 2013 for 200,000 shares at an exercise price of $0.09 per share with 100% immediate vesting.

(5) An option was granted to Mr. Conner on April 24, 2013 for 500,000 shares at an exercise price of $0.15 per share. Fifty percent of the options, or 250,000, vested immediately, and the remaining options vested over 24 months, 41,667 of which are included in the table above. The remaining options were canceled.

(6) An option was granted to Mr. Conner on August 19, 2013 for 200,000 shares at an exercise price of $0.09 per share with 100% immediate vesting.

Director Compensation

None of the Directors were paid any compensation in 2013 for their service on the Company’s Board of Directors.

Key Consulting Agreements

In March 2013, the Company hired Benjamin L. Padnos as a full-time consultant with the title Head of Business Development. Mr. Padnos, 40, has approximately 20 years of technology business development, strategy, marketing and sales leadership. He started his career as a Co-Founder of FANSonly, which is now owned by CBS Sports. He then joined the sales organization at Yahoo! in 1997, when the Company had fewer than 200 employees. He has since founded and co-founded several companies, including Better, Inc., a technology-enabled services provider in the Search Engine Marketing industry. Better, Inc. was subsequently acquired by Tsavo Media, a spin-off of American Capital portfolio company, Moxy Media, Inc., in 2008. Mr. Padnos has not received any cash compensation for his services to the Company, however in the year ended December 31, 2013, he received 1,787,026 shares of common stock, and options to purchase 1,000,000 shares with an exercise price of $0.15 per share as well as options to purchase 300,000 shares at $0.20 per share, which he exercised in March 2013. Following the acquisition of Adaptive Media, Inc. in July 2013, Mr. Padnos became Head of Corporate Development. His responsibilities include Corporate Development, Investor Relations and SEC reporting matters. He has an agreement with the Company through June 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's Directors and executive officers, and by all of the Company's Directors and executive officers as a group as of March 25, 2014:

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class (1)
Holders of Greater Than 5%:
Qayed Shareef	18,628,900	11.2%
Stephen Elliott (2)	12,080,502	7.3%
John B. Strong (3)	11,834,584	7.1%
Richard A. Gates (4)	11,247,216	6.7%
Benjamin L. Padnos (5)	10,047,314	6.0%
Directors and Named Executive Officers:

Qayed Shareef, Chief Executive Officer and Director	18,628,900	11.2%
Omar Akram, Vice President Product & Technology and Director (6)	1,480,000	0.9%
Abdul Parmach, Principal Accounting Officer (7)	450,000	0.3%

All Directors and Officers as a group (3 persons)	20,558,900	12.4%

(1)	The Percent of Class is based on 166,320,736 shares of our common stock issued and outstanding as of April 8, 2014.
(2)	Mr. Elliott is affiliated with and controls Elliott Management Company. Beneficial ownership includes warrants to purchase 6,862,501 shares at exercise prices ranging from $0.075 to $0.10 per share.
(3)	Mr. Strong’s beneficial ownership includes warrants to purchase 8,897,917 shares at exercise prices ranging from $0.075 to $0.20 per share.
(4)	Mr. Gates’ beneficial ownership includes warrants to purchase 5,833,333 shares at exercise prices ranging from $0.10 to $0.20 per share.
(5)	Mr. Padnos’ beneficial ownership includes options to purchase 1,000,000 shares at an exercise price of $0.15 per share and warrants to purchase 600,000 shares at an exercise price of $0.25 per share
(6)	Mr. Akram’s beneficial ownership includes options to purchase 500,000 shares at an exercise price of $0.09 per share.
(7)	Mr. Parmach’s beneficial ownership includes options to purchase 450,000 shares at an exercise price of $0.09 per share.

 Equity Compensation Plan Information

The Company’s shareholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) on November 2, 2010. On September 17, 2013, the Company filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 in which a majority of shareholders approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. The 14(c) Information Statement went definitive on October 7, 2013. On December 3, 2013, the Company’s Board of Directors approved the Amended and Restated 2010 Stock Incentive Plan (the “Amended Plan”) which increased the number of shares issuable pursuant to the Amended Plan by 15,000,000 to 30,000,000 shares. At the time of this filing, shareholders have yet to approve this increase.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2013:

	Number of securities to be Issued upon exercise of Outstanding options, warrants And rights (a)		Weighted-average exercise Price of outstanding options, Warrants and rights (b)	Number of securities Remaining available for future Issuance under equity compensation plans (excluding securities reflected In column(a)) (c)

Equity compensation plans approved by security holders	14,261,667	(1)	$0.13	438,883
Equity compensation plans not approved by security holders	2,000,000	(2)	$.08	13,000,000
Total	16,261,667		$0.12	13,438,333

(1) Consists of our Amended and Restated 2010 Stock Incentive Plan, the material terms of which are described in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, officers, directors or consultants. The Board of Directors administers the Plans, selects the individuals to whom awards will be granted, determines the number of awards to be granted, and the term and exercise price of each award. Stock options granted pursuant to the terms of the Plans are generally granted with an exercise price of 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plans cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates. An aggregate of 30,000,000 shares are reserved under the Plan, of which 300,000 were exercised in March 2013 at a price of $0.20 per share and 13,438,333 shares were available for future grant at December 31, 2013.

(2) On December 3, 2013, the Company’s Board of Directors approved the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. At the time of this filing, shareholders have yet to approve this increase.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. During the year ended December 31, 2013, all 2,000,000 shares were issued under this 2013 Plan.

Changes in Control Arrangements

Upon a change of control, some employee stock options may be subject to accelerated vesting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2012 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or will be a party:

☐	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and

☐	in which any related person of Adaptive Medias, Inc. had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K under the Exchange Act.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2013 and 2012 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2013	2012
Audit fees	$45,250	$22,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$45,250	$22,500

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, services that are performed to comply with generally accepted auditing standards, and review of our consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

During the year ended December 31, 2013, the Company was billed $6,000 in audit fees by Ramirez Jimenez International CPAs and $39,250 by GBH CPAs. During the year ended December 31, 2012, the Company was billed $22,500 by De Joya Griffith, LLC.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

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

Tax Fees : This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees : Our auditor was paid no other fees for professional services during the fiscal years ended December 31, 2013 and 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	SEC Reference Number	Description
3.1	3	Registration Statement (1)
3.2	3.A	Articles of Incorporation filed with Secretary of State of the State of Nevada on August 7, 2007 (1)
3.3	3.B	Bylaws (2)
3.4	3.2	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 12, 2012 (2)
5.1	5.1	2,000,000 shares of Common Stock registered pursuant to 2013 Consultant Stock Plan (3)
10.1	10.1	Agreement and Plan of Merger, dated December 28, 2012 (4)
10.2	10.1	Securities Purchase Agreement and Issuance of Convertible Notes issued May 21, 2013 (5)
10.3	10.1	Agreement and Plan of Merger with Adaptive Medias, Inc., dated July 1, 2013 (6)
10.4	10.1	Agreement and Plan of Merger with Adaptive Medias, Inc., dated December 4, 2013 (7)
10.5	10.1	$100,000 Secured Promissory Note, dated January 21, 2014 (8)
10.6	10.2	Stock Pledge Agreement for 18,628,900 shares, dated January 21, 2014 (8)
16.1	16.1	Stock Purchase Agreement where Kasian Franks purchased 10,000,000 shares of the Company, dated January 8, 2010 (9)
99.1	99.1	2013 Consultant Stock Plan, dated October 5, 2013 (3)
31.1	*	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
31.2	*	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.
32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed with the SEC on October 3, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC on April 10, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(3)	Filed with the SEC on February 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-8, which exhibit is incorporated herein by reference.
(4)	Filed with the SEC on January 7, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(5)	Filed with the SEC on May 28, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC on July 2, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC on December 9, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC on January 21, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(9)	Filed with the SEC on February 5, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

___________________

* Filed herewith

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADAPTIVE MEDIAS, INC.
(Registrant)

April 14, 2014	By:	/s/Qayed Shareef
Qayed Shareef Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

April 14, 2014	By:	/s/Abdul Parmach
Abdul Parmach
Acting Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Qayed Shareef and Abdul Parmach, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Qayed Shareef	Chief Executive Officer and Director	April 14, 2014
Qayed Shareef	(Principal Executive Officer)

/s/Abdul Parmach	Acting Chief Financial Officer	April 14, 2014
Abdul Parmach	(Principal Financial and Principal Accounting Officer)

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Adaptive Medias, Inc.:

We have audited the accompanying consolidated balance sheet of Adaptive Medias, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Adaptive Medias, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Medias, Inc. as of December 31, 2013, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, had negative working capital of $1,252,677 and an accumulated deficit of $21,322,990 at December 31, 2013, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Ramirez Jimenez International CPAs

Irvine, California

April 9, 2014

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 1, 2013

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets
Cash	$22,188	$63,286
Accounts receivable, net of allowance of $15,393 and $0 in 2013 and 2012, respectively	609,993	-
Prepaid expenses	126,321	487,083
Total current assets	758,502	550,369
Furniture and fixtures, net	2,044	-
Other assets:
Intangible assets, net	2,878,440	-
Deposits	5,793	15,000
Total other assets	2,884,233	15,000
Total assets	$3,644,779	$565,369
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,711,179	$1,341,279
Due to related parties	-	10,790
Convertible notes payable	300,000	-
Total current liabilities	2,011,179	1,352,069
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 148,888,723 and 62,069,672 shares issued and outstanding in 2013 and 2012, respectively	148,889	62,070
Additional paid in capital	22,799,076	12,002,614
Common stock payable	8,625	8,625
Accumulated deficit	(21,322,990)	(12,860,009)
Total stockholders' equity (deficit)	1,633,600	(786,700)
Total liabilities and stockholders' equity (deficit)	$3,644,779	$565,369

The accompanying notes are an integral part of these consolidated financial statements.

  ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2013	2012

Revenue	$1,030,267	$-
Cost of revenue	743,959	-

Gross profit	286,308	-

Operating expenses
Stock compensation expense	4,154,665	3,178,144
Legal and professional fees	1,121,661	777,918
Executive compensation	447,959	424,940
Research and development	255,745	453,657
General and administrative expenses	1,956,241	334,063
Impairment of intangibles	342,610	-
Total operating expenses	8,278,881	5,168,722

Loss from operations	(7,992,573)	(5,168,722)

Other (income) expenses
(Gain) loss on extinguishment of debt	(15,988)	270,369
Interest expense	486,396	61,866
Total other expenses	470,408	332,235

Net loss	$(8,462,981)	$(5,500,957)

Weighted average number of common shares outstanding - basic and diluted	100,650,089	50,000,529

Net loss per share - basic and diluted	$(0.08)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Statements of Stockholders' Equity (Deficit)

			Additional	Common	Stock		Total
	Common Stock		Paid-in	Stock	Escrowed as	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Collateral	Deficit	Equity (Deficit)

Balance, December 31, 2011	$42,554,985	$42,555	$6,697,834	$-	$(62,500)	$(7,359,052)	$(681,163)

Stock compensation	-	-	2,342,390	-	-	-	2,342,390
Common shares issued for cash	13,450,000	13,450	1,421,550	-	-	-	1,435,000
Common shares issued for interest	95,000	95	10,905	-	-	-	11,000
Common shares issued for services	4,120,000	4,120	1,008,350	-	-	-	1,012,470
Common shares issued for conversion/debt	1,849,687	1,850	546,585	-	-	-	548,435
Common shares released from escrow	-	-	(25,000)	-	62,500	-	37,500
Common shares payable	-	-	-	8,625	-	-	8,625
Net loss	-	-	-	-	-	(5,500,957)	(5,500,957)
Balance, December 31, 2012	$62,069,672	$62,070	$12,002,614	8,625	$-	$(12,860,009)	$(786,700)

Stock-based compensation / common shares issued for services	10,817,643	10,819	4,143,846	-	-	-	4,154,665
Amortization of debt discount	-	-	424,600	-	-	-	424,600
Common shares issued for cash-less exercise of warrants	2,875,000	2,875	-	-	-	-	2,875
Common shares issued for cash	27,458,337	27,458	2,337,541	-	-	-	2,365,000
Common shares issued for settlement of accounts payable	4,339,281	4,338	573,469	-	-	-	577,805
Stock issued for merger and acquisition	40,542,124	40,542	3,258,793	-	-	-	3,299,336
Common shares issued for conversion/debt	786,666	787	58,213	-	-	-	59,000
Net Loss	-	-	-	-	-	(8,462,981)	(8,462,981)
Balance, December 31, 2013	$148,888,723	$148,889	$22,799,076	$8,625	$-	$(21,322,990)	$1,633,600

The accompanying notes are an integral part of these consolidated financial statements.

  ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,462,981)	$(5,500,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	447	-
Impairment of intangibles	342,610	-
Allowance for bad debts	15,393	-
Amortization of intangibles	205,969	-
Amortization of debt discount	424,600	-
Non-cash interest expense	-	54,281
(Gain) loss on extinguishment of debt	(15,988)	270,369
Debt discount on notes payable	-	2,500
Stock compensation for services	4,154,665	3,363,484
(Increase) decrease in operating assets:
Accounts receivable	(466,224)	-
Prepaid expenses	376,108	(157,616)
Deposits	10,761	(15,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses related parties	(10,790)	10,790
Accounts payable and accrued expenses	597,464	500,817
Net cash flows used in operating activities	(2,827,966)	(1,471,332)
Cash flows from investing activities:
Acquisition of property and equipment	(2,491)	-
Net cash flows used in investing activities	(2,491)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	2,365,000	1,435,000
Proceeds from notes payable	582,700	139,300
Payments of notes payable	(223,700)	(39,300)
Cash acquired in acquisition	65,359	-
Book overdraft	-	(382)
Net cash flows provided by financing activities	2,789,359	1,534,618
Net (decrease) increase in cash	(41,098)	63,286
Cash and cash equivalents, beginning of year	63,286	-
Cash and cash equivalents, end of year	$22,188	$63,286
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$-	$7,585
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$487,083
Common stock issued to satisfy loan payable - related party	$-	$25,000
Discount on convertible notes payable	$424,600	$-
Common stock issued for conversion of debt	$59,000	$515,325
Common stock issued for settlement of accounts payable	$577,805	$28,000
Common shares issued for cash-less exercise of warrants	$2,875	$-
Common stock issued for executive compensation	$-	$157,270
Number of common shares issued for executive compensation	-	1,050,000
Number of common shares issued for extinguishment of debt	-	1,334,843
Value of common shares issued for acquisitions	$3,299,336	$-

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 - Organization and Nature of Business

Adaptive Medias, Inc. (f/k/a Mimvi, Inc.) (the “Company”) was formed on August 7, 2007 under the laws of the State of Nevada. The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

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

The Company’s wholly-owned subsidiary, Adaptive Media, Inc. (“Adaptive Media”) is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. Adaptive Media provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform.

Lone Wolf, Inc. Transaction

On August 6, 2012, the Company entered into an Agreement and Plan of Merger with Wolf Acquisition Corporation, (“Merger Sub”), Lone Wolf, Inc. (“Lone Wolf”), Eric Rice and DFM Agency, LLC, (the “Principal Shareholders”) and Eric Rice solely in his capacity as the shareholder representative under the Merger Agreement. The Merger Agreement provided for the merger of Merger Sub with and into Lone Wolf (the “Merger”), with Lone Wolf surviving the Merger as a wholly-owned subsidiary of the Company. On December 28, 2012 the transaction was amended and on January 7, 2013, Merger Sub was merged with and into Lone Wolf and became a wholly-owned subsidiary of the Company. In connection with the transaction, 330,899 shares were issued to shareholders of Lone Wolf, and 200,000 shares were issued and held in escrow.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of merger and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$6,057
Accounts receivable, net	5,000
Investments – available for sale	3,135
Intangible assets	342,610
Accounts payable and accrued liabilities	(90,866)
Total purchase price allocated	$265,936

During 2013, the Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired and $342,610 was recognized as impairment of intangibles in the accompanying 2013 consolidated statement of operations.

Adaptive Media, Inc. Transaction

On July 1, 2013, the Company entered into an agreement whereby it acquired Adaptive Media as a wholly owned subsidiary. Adaptive Media shareholders were issued 33,500,000 share of common stock constituting approximately 30% of the then outstanding stock of the Company. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$65,359
Accounts receivable, net	159,162
Other	15,346
Intangible assets	2,552,214
Deposits	1,554
Accounts payable and accrued expenses	(281,135)
Total purchase price allocated	$2,512,500

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Ember, Inc. Transaction

On December 4, 2013, the Company, entered into an Agreement and Plan of Merger whereby the Company’s wholly owned subsidiary, Ember Acquisition Co., Inc., a Delaware corporation, merged with and into Ember, Inc., a Delaware corporation (“Ember”). Upon consummation of the Merger, the Ember shareholders were issued 7,000,000 shares of common stock, constituting approximately 5.3% of the outstanding stock of the Company. The Merger caused Ember to become a wholly owned subsidiary of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Assembled Workforce	$97,000
Developed Software	236,000
Goodwill	188,000
Total purchase price allocated	$521,000

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing and consistent source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $21,322,990. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or financing to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities;

2)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

3)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2013 and 2012.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Principles of Consolidation

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses, and convertible notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at December 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

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

Furniture and Fixtures

Furniture and fixtures are stated at cost. The Company provides depreciation on the cost of its furniture and fixtures using the straight-line method over an estimated useful life of five years and zero salvage value. Expenditures for repairs and maintenance are charged to expense as incurred.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

Net Loss Per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the years ended December 31, 2013 and 2012 were 100,650,089 and 50,000,529, respectively. Potential dilutive common share amounting to 154,792,317 and 74,112,614 for the years ended December 31, 2013 and 2012, respectively, were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

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

The three levels of inputs that may be used to measure fair value are as follows:

☐	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date;

☐	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

☐	Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions that market participants would use in pricing an asset or liability.

Cash, other current assets, accounts payable and accrued expenses, are reflected in the consolidated balance sheets at their estimated fair values primarily due to their short-term nature. As to the convertible notes payable, estimated fair values are based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Amortization is computed primarily on the straight-line method for financial statement purposes over their estimated useful lives ranging from one to three years. Estimated useful lives will vary based on the nature of the intangible asset.

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

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Convertible Notes Payable

The Company evaluated the embedded conversion features within the convertible debt under ASC Topic 815 “Derivatives and Hedging” and determined that neither the embedded conversion feature nor the warrants qualified for derivative accounting. Additionally, the instruments were evaluated under ASC Topic 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. It was concluded that a beneficial conversion feature existed for the convertible debt due to the relative fair value of the warrants issued with the debt.

The fair value of the warrants granted as a portion of the placement fee in connection with the convertible debt were estimated to be $74,955 at the date of grant using the Black-Scholes option pricing model and the following assumptions: market value of the stock on the grant date was $0.1250; risk-free interest rate of 3.90%; dividend yield of 0%; volatility factor of 400% weighted average expected life of 3 years; expected forfeiture rate of 0%.

The total debt discount recorded on the date of issuance was $424,600 (warrant relative fair value of approximately $222,221 and the beneficial conversion feature was approximately $202,379) which is being amortized to interest expense over the term of the note. The Company has amortized $424,600 to interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2103.

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

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC 740, “Accounting for Income Taxes”. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The application of ASC 740-10-25 did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012. The Company believes it is no longer subject to income tax examinations for the years prior to 2011.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an employee stock purchase plan based on the estimated fair values.

For non-employee stock-based compensation, the Company applies ASC Topic 505 Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the Company’s results of operations or financial position.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

In March 2013, the FASB issued ASU No.2013-05, Foreign Currency Matters, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for the Company for fiscal years beginning after December 15, 2013. The Company will adopt this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-05 to significantly impact its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company will adopt this guidance effective January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to significantly impact its consolidated financial statements.

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of December 31, 2013 and 2012:

	Useful Lives	December 31, 2013	December 31, 2012

Websites	2 years	$11,296	$-
Customer lists	1 years	306,505	-
Developed technology	3 years	410,416	-
Trade names	3 years	85,607	-
		813,824	-
Less: accumulated amortization		(205,969)	-

Identifiable intangibles, net		607,855	-

Goodwill		2,270,585	-
Intangible assets, net		$2,878,440	$-

For the year ended December 31, 2013, the amortization for intangible assets was $205,969. The amortization expense for the years ending December 31, 2014, 2015 and 2016 are expected to be approximately $324,000, $168,000, and $116,000, respectively.

The Company determined that the intangible assets associated with the Lone Wolf transaction were fully impaired in 2013 and $342,610 was recognized as impairment of intangibles in the 2013 consolidated statement of operations.

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2013 of approximately $10,150,000 for both federal and state tax purposes, portions of which are expiring at various years through 2033. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Components of net deferred tax assets (liabilities), including a valuation allowance, are as follows at December 31:

	December 31,
	2013	2012
Net operating loss carryforwards	4,043,000	1,529,588
Stock-based compensation	3,244,000	-
Other	(236,000)	-
Valuation allowance	(7,051,000)	(1,529,588)
Total deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $5,522,115 and $1,529,588, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013:

Tax provision at statutory Federal rate	34%
State Income tax expense, net of federal benefit	6%
True up beginning deferreds	37%
Change in valuation allowance	(65%)
Permanent differences	(10%)
Other	(2%)
Effective tax rate	0%

Note 5 – Notes Payable

During the year ended December 31, 2013, the Company entered into certain notes payable with terms as follows:

Convertible Notes

On May 21, 2013, the Company entered into a convertible note agreement for a principal amount of $425,000 with an original issue discount of $25,000, a legal fee payment requirement of $5,000 and a placement agent fee of $32,000 for net proceeds of $363,000. A portion of the placement agent fee was paid through the issuance of 660,000 warrants to purchase common stock of the Company. The value of these warrants was estimated at $74,955 using the Black-Scholes option pricing model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

The maturity date is December 31, 2013 with an annual interest rate of 8%. At any time after the issuance date until the note is no longer outstanding, this note is convertible, in whole or in part, into 4,250,000 shares of common stock of the Company at a per share price of $0.10, at the option of the holder subject to certain conversion limitations. Concurrently with the issuance of such note, the holder was granted a warrant to purchase 4,000,000 shares of the Company’s common stock with a strike price of $0.25, subject to certain potential adjustments to the strike price and including a cash-less exercise provision. The fair value of these warrants was estimated at $222,221 using the Black-Scholes option pricing model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

On December 16, 2013 the Company entered into a First Amendment (the “Amendment”) to the Securities Purchase Agreement and to the OID Convertible Note (together, the “Original Agreements”) which were entered into on May 21, 2013, with Gemini Master Fund Ltd. (“Holder”). The Amendment provided, inter alia, that the Original Documents would be amended such that:

(a) the Company would immediately pay $100,000 to Holder (the “Payment”), and such Payment would not be subject to any prepayment premium;

(b) Holder would convert $59,000 of unpaid principal into the common stock of the Company at $0.075 per share;

(c) the conversion price contemplated by the Original Documents would be changed to equal $0.075 per share;

(d) the total outstanding balance of the loan contemplated by the Original Agreements would be reduced to $300,000; and

(e) the maturity date contemplated by the Original Agreements would be extended from December 31, 2013 until May 31, 2014.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The respective discounts were being amortized over the period from the commitment date until the notes become convertible by the holder and all such discounts were fully amortized by December 31, 2013.

As of December 31, 2013, outstanding convertible notes payable were $300,000. This convertible note payable was paid in full in February 2014 (see Note 11).

On May 15, 2013, the Company entered into an unsecured convertible note agreement with a principal amount of $75,000 and paid financing fees of $4,000 for net proceeds of $71,000. The maturity date was September 1, 2013 with an annual interest rate of 10%. As of December 31, 2013, this note was paid in-full.

On June 14, 2013, the Company entered into a convertible note agreement with a principal amount of $35,000 and paid financing fees of $2,500 for net proceeds of $32,500. The maturity date of this note was July 1, 2013 with an annual interest of 10%. As of December 31, 2013, this note was paid in-full.

For the years ended December 31, 2013 and 2012, $486,396 and $61,866, respectively, was recorded as interest expense.

Short-Term Advances

During the year ended December 31, 2013, the Company received $41,200 short-term advances from two parties with no formal payment arrangements and no interest requirements. As of December 31, 2013, the $41,200 had been paid in-full.

Note 6 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 50,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company's assets. As of December 31, 2013 and 2012, the Company had no preferred shares outstanding.

Common Stock

As of December 31, 2013 and 2012, the Company had 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the year ended December 31, 2013 the Company issued 10,817,643 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $1,603,298 or $0.15 per share on average. The Company also issued 2,875,000 of its common stock to consultants in a cash-less exercise of warrants. Additionally, the Company issued and sold 27,458,337 shares of its common stock to several accredited investors for an aggregate purchase price of $2,365,000 or $0.09 per share on average. The Company issued 4,339,281 shares of its common stock for settlement of $577,805 of accounts payable or $0.13 per share on average. The Company issued 40,542,124 shares of its common stock in connection with merger transactions consideration with a fair value of $3,299,336 or $0.08 per share on average. (This number includes 200,000 shares held in escrow in connection to the transaction with Lone Wolf, Inc., and 488,775 shares that were issued as part of the transaction with Ember, Inc. that were canceled on December 31, 2013.) Finally, in the year ended December 31, 2013, the Company issued 786,666 shares of its common stock in connection with a convertible note with a fair value of $59,000 or $0.075 per share.

As of December 31, 2013 the Company had granted 274,438 shares of its common stock issuable to several employees with a fair market value of $27,870 at the time of the stock grant or $0.10 per share. The total number of shares outstanding as of December 31, 2013 was 148,888,723.

During the year ended December 31, 2012 the Company issued 4,120,000 of its common stock to several consultants in exchange for services rendered with an aggregate fair value of $1,012,470 or $0.25 per share on average. The Company also issued and sold 13,450,000 shares of its common stock to several accredited investors for an aggregate purchase price of $1,435,000 or $0.11 per share on average. Additionally, the Company issued 95,000 of its common stock for interest to note holders with a fair value $11,000 or $0.12 per share on average. The Company did not issue shares of its common stock in connection with a convertible note in the year ended December 31, 2012.

During the years ended December 31, 2012 and December 31, 2013, all of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with various strike prices, at 75% to 100% warrant coverage.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Options and Warrants

Stock Option Plans

The Company’s shareholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) on November 2, 2010. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, Officers, Directors or consultants. The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the 2010 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the 2010 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

In September 2013, the Company approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, the Company’s Board of Directors approved the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares.

As of December 31, 2013, options for 16,561,667 shares had been granted, with 300,000 shares exercised and 16,261,667 outstanding and 13,438,833 shares available for future grant. Shares authorized under the amended 2010 Plan will be available for issuance pursuant to options or awards granted under the Plan.

The following table reflects the option activity during the year ended December 31, 2013 and 2012:

	Options for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2011	7,187,500	$0.45
Granted	5,745,000	0.39
Exercised	-	-
Forfeited, cancelled, expired	(2,587,500)	0.45
Outstanding as of December 31, 2012	10,345,000	$0.42

Granted	23,242,500	0.16
Exercised	(300,000)	0.2
Forfeited, cancelled, expired	(17,025,833)	0.31
Outstanding as of December 31, 2013	16,261,667	$0.12

During the year ended December 31, 2012, the Company issued 5,745,000 options to purchase common shares at a weighted average exercise price of $0.39. In that same period, 1,790,363 stock options were forfeited by certain consultants who no longer provided services to the Company.

For the year ended December 31, 2013, the Company issued 23,242,500 options to purchase its common stock while recording stock compensation expense for all of the options of $2,551,367 using the Black-Scholes option pricing model based upon the following assumptions: term of 3-5 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%.

For the years ended December 31, 2013 and 2012, the Company recorded $2,551,367 and $1,479,631 as stock compensation expense for these options, respectively.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. During the year ended December 31, 2013, all 2,000,000 shares were issued under this 2013 Plan.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Warrants

The following table reflects warrant activity during the years ended December 31, 2013 and 2012:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2011	5,000,000	$0.50
Granted	12,240,000	$0.26
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding and exercisable as of December 31, 2012	17,240,000	$0.33

Granted	40,078,753	$0.14
Exercised – cash	(2,000,000)	$0.10
Exercised - cash-less exercise	(2,875,000)	$0.10
Forfeited, cancelled, expired	(5,915,000)	$0.20
Outstanding and exercisable as of December 31, 2013	46,528,753	$0.16

For the year ended December 31, 2013, the Company issued 40,078,753 warrants to purchase its common stock and recorded deferred financing cost for 660,000 warrants with an estimated fair value of $4,955 and debt discount of $222,221 for 4,000,000 warrants using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 3.90% a dividend yield of 0% and a volatility rate of 400% (see Note 5). The remaining warrants were issued with the sale of common stock.

Note 8– Commitments and Contingencies

Office Lease Agreements

As of December 31, 2013, the Company had a lease for office space in Irvine, California through July 2015, and subleased office space in Manhattan Beach, California on a month-to-month basis. The current combined monthly rent was approximately $3,000 per month.

In January 2014, the Company entered into another lease agreement (see Note 11), and the related lease commitments are included in the schedule below. The Company intends to sub-lease the space for the prior office. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

Years ending December 31,
2014	$152,951
2015	$148,644
2016	$140,400
2017	$36,075
Total:	$478,071

For the years ended December 31, 2013 and 2102 rent expense was $82,824 and $71,886, respectively.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,000. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of December 31, 2013, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company is in an arbitration case entitled Felix Chan v. Mimvi, Inc., pending in the American Arbitration Association, filed November 25, 2013. The claimant, Felix Chan, asserts that the Company is obliged to pay him $174,000 for services as an independent contractor of the Company. No discovery has taken place. The Company intends to vigorously defend the case. The outcome is uncertain.

In July 2013, the Company was threatened with legal action by Eric Rice, a former employee. On September 20, 2013, Mr. Rice sued the Company (Rice v. Mimvi, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company moved to strike portions of the complaint, and the Company's substantive response to the complaint is not yet due. The Company is exploring a counter-claim related to a prior transaction in which Mr. Rice was involved.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of an oral lease and alleged damages to property. The complaint was only recently served, and the Company's response to the complaint is not yet due. The Company denies that it breached any alleged oral lease or caused any damage, and the Company denies that it owes the plaintiff anything. Discovery has not yet commenced.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member from 2010-12. The Company's response to the complaint is not yet due. The Company denies that it owes the plaintiff anything.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Note 9– Concentrations

For the year ended December 31, 2013, two customers accounted for more than 10% of the Company’s revenues as follows.

Concentration for the
year ended December 31,
2013
Customer 1	16%
Customer 2	13%

Included in accounts receivable as of December 31, 2013 was $194,082 from these two customers.

Note 10 – Related party transactions

In 2013, there were no related party transactions.

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

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Note 11- Subsequent Events

The Company follows the guidance in ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On January 7, 2014, the Company entered into a new, 3-year lease and on January 20, 2014, the Company relocated its corporate headquarters to this facility.

On January 21, 2014, the Company’s Board of Directors, voting without Mr. Shareef, determined to amend Mr. Shareef’s Executive Employment Agreement dated July 1, 2013 in order to award him a bonus of $16,667 per month, payable on the first day of each month, from February through July 2014.

Settlement Agreement with Gemini Master Fund Ltd.

On February 10, 2014, the Company and Gemini Master Fund Ltd. (“Gemini”) agreed to settle the obligations contemplated by the Stock Purchase Agreement and due under the Convertible Note (see Note 5) and to cancel the 4,000,000 warrants in exchange for: (i) the conversion of $105,000 of note principal at $0.075 per share, for a total of 1,400,000 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with Gemini.

Entry into a Material Definitive Agreement with OneScreen, Inc.

On February 12, 2014, (the Company entered into a Management Consulting and Technology License Agreement (the “Agreement”) with OneScreen, Inc. (“OneScreen”). The Agreement provides, among other things, that the Company will provide certain management services and non-exclusively license the intellectual property of the Company’s wholly owned subsidiary, Ember, Inc., to OneScreen in exchange for an 80% share of OneScreen’s net revenue. The Agreement was retroactive to December 1, 2013, and extended through March 31, 2014 with unlimited automatic one-month renewals thereafter.

Issuance of Common Stock

Between January 1, 2014 and March 31, 2014, the Company issued and sold 11,799,998 shares of its common stock for cash proceeds of $885,000 or $0.075 per share. Additionally, the Company issued 4,336,538 shares of common stock to various consultants and employees for services rendered with a fair value of $374,125 or $0.086 per share on average, and issued 169,915 its common stock to a vendor as a settlement for an accounts payable balance with a fair value of $19,880 or $0.117 per share.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Registration Statement (1)
3.2	Articles of Incorporation filed with Secretary of State of the State of Nevada on August 7, 2007 (1)
3.3	Bylaws (2)
3.4	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 12, 2012 (2)
5.1	2,000,000 shares of Common Stock registered pursuant to 2013 Consultant Stock Plan (3)
10.1	Agreement and Plan of Merger, dated December 28, 2012 (4)
10.2	Securities Purchase Agreement and Issuance of Convertible Notes issued May 21, 2013 (5)
10.3	Agreement and Plan of Merger with Adaptive Medias, Inc., dated July 1, 2013 (6)
10.4	Agreement and Plan of Merger with Adaptive Medias, Inc., dated December 4, 2013 (7)
10.5	$100,000 Secured Promissory Note, dated January 21, 2014 (8)
10.6	Stock Pledge Agreement for 18,628,900 shares, dated January 21, 2014 (8)
16.1	Stock Purchase Agreement where Kasian Franks purchased 10,000,000 shares of the Company, dated January 8, 2010 (9)
99.1	2013 Consultant Stock Plan, dated October 5, 2013 (3)
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.*
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed with the SEC on October 3, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC on April 10, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(3)	Filed with the SEC on February 25, 2013 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-8, which exhibit is incorporated herein by reference.
(4)	Filed with the SEC on January 7, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(5)	Filed with the SEC on May 28, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC on July 2, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC on December 9, 2013 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC on January 21, 2014 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(9)	Filed with the SEC on February 5, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

___________________

* Filed herewith

28