Form 10-Q
period 2014-03-31
Adaptive Medias, Inc.
filed 2014-05-12
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☒

As of May 12, 2014, there were 179,650,171shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$174,533	$22,188
Accounts receivable, net of allowance of $47,874 and $15,393	665,293	609,993
Prepaid expenses	189,978	126,321
Total current assets	1,029,804	758,502
Furniture and fixtures, net	2,606	2,044
Other assets:
Intangible assets, net	2,759,067	2,878,440
Deposits	66,842	5,793
Total other assets	2,825,909	2,884,233
Total assets	$3,858,319	$3,644,779
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,925,306	$1,711,179
Convertible notes payable	-	300,000
Other liabilities	4,347	-
Total current liabilities	1,929,653	2,011,179
Other liabilities	16,455	-
Total non-current liabilities	16,455	-
Total liabilities	1,946,108	2,011,179
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 166,713,919 and	166,712	148,889
148,888,723 shares issued and outstanding at March 31, 2014 and December 31, 2013
Additional paid in capital	24,277,104	22,799,076
Common stock payable	8,625	8,625
Accumulated deficit	(22,540,230)	(21,322,990)
Total stockholders' equity	1,912,211	1,633,600
Total liabilities and stockholders' equity	$3,858,319	$3,644,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$731,604	$15,000
Cost of revenue	444,360	-

Gross profit	287,244	15,000

Operating expenses
Stock compensation expense	319,304	1,207,674
Legal and professional fees	122,816	199,519
Selling expenses	188,625	37,500
Research and development	139,888	139,943
General and administrative expenses	656,931	522,470
Total operating expenses	1,427,564	2,107,106

Loss from operations	(1,140,320)	(2,092,106)

Other expense (income)
Loss on settlement of debt	79,014	33,767
Interest expense	-	1,000
Other income	(2,094)	-
Total other expense (income)	76,920	34,767

Net loss	$(1,217,240)	$(2,126,873)

Weighted average number of common shares outstanding – basic and diluted	158,546,654	67,978,229

Net loss per share – basic and diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2013	$148,888,723	$148,889	$22,799,076	$8,625	$(21,322,990)	$1,633,600
Stock-based compensation / common shares issued for services	4,455,283	4,455	481,516	-	-	485,971
Common shares issued for cash	11,799,998	11,798	873,202	-	-	885,000
Common shares issued for conversion/debt	1,400,000	1,400	103,600	-	-	105,000
Common shares issued for settlement of accounts payable	169,915	170	19,710	-	-	19,880
Net Loss	-	-	-	-	(1,217,240)	(1,217,240)
Balance, March 31, 2014	$166,713,919	$166,712	$24,277,104	$8,625	$(22,540,230)	$1,912,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

F/K/A/ MIMVI, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,217,240)	$(2,126,873)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	239	-
Allowance for bad debts	32,481	-
Amortization of intangibles	119,373	-
Loss on extinguishment of debt	79,014	33,767
Common stock issued for services	319,304	1,387,917
(Increase) decrease in operating assets:
Accounts receivable	(87,781)	-
Prepaid expenses	103,010	-
Deposits	(61,050)	8,000
Increase (decrease) in operating liabilities:	-
Accounts payable and accrued expenses	234,993	150,903
Due to related parties	-	(4,923)
Other liabilities	20,802	-
Net cash flows used in operating activities	(456,855)	(551,209)
Cash flows from investing activities:
Proceeds from acquisition of Lone Wolf	-	6,057
Purchase of property and equipment	(800)	-
Net cash flows provided by (used in) investing activities	(800)	6,057

Cash flows from financing activities:
Proceeds from issuance of common stock	885,000	485,000
Proceeds from notes payable	-	20,000
Payments of notes payable	-	(20,000)
Payments of convertible notes payable	(275,000)	-
Net cash flows provided by financing activities	610,000	485,000

Net increase in cash	152,345	(60,152)

Cash, beginning of period	22,188	63,286

Cash, end of period	$174,533	$3,134

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$986	$1,000
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock payable for merger consideration	$-	$265,936
Increase in prepaid common stock compensation	$166,667	$210,000
Common stock issued to satisfy accounts payable	$19,880	$74,759
Issuance of common stock for repayment of convertible notes payable	$105,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 1 – Organization and Nature of Business

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. Adaptive Media provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform.

Going Concern

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2014, the Company had an accumulated deficit of $22,540,230. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2014, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital through December 31, 2014.

The Company’s plans with respect to its liquidity issues include, but not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities;

2)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and;

3)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The unaudited consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Net Loss Per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the quarter ended March 31, 2014 and 2013 were 158,546,654 and 67,978,229, respectively. Potential dilutive common share amounting to 232,646,789 and 102,111,979 for the quarterly periods ended March 31, 2014 and 2013, respectively, were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The total debt discount recorded on the date of issuance was $424,600 (warrant relative fair value of approximately $222,221 and the beneficial conversion feature was approximately $202,379) which was amortized to interest expense over the term of the note. The Company had amortized $424,600 to interest expense in the consolidated statements of operations for the year ended December 31, 2013.

On February 10, 2014, the Company and Gemini Master Fund Ltd. (“Gemini”) settled the obligations contemplated by the Stock Purchase Agreement and due under the Convertible Note and cancelled the 4,000,000 warrants in exchange for: (i) the conversion of $105,000 of note principal at $0.075 per share, for a total of 1,400,000 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement which settled all outstanding obligations with Gemini.

Recently Issued Accounting Pronouncements

As of and for the three months ended March 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of March 31, 2014 and December 31, 2013.

	Useful Lives	March 31, 2014	December 31, 2013

Websites	2 years	$11,296	$11,296
Customer lists	1 years	306,505	306,505
Developed technology	3 years	410,416	410,416
Trade names	3 years	85,607	85,607
		813,824	813,824
Less: accumulated amortization		(325,342)	(205,969)

Identifiable intangibles, net		488,482	607,855

Goodwill		2,270,585	2,270,585
Intangible assets, net		$2,759,067	$2,878,440

For the quarter ended March 31, 2014, the amortization for intangible assets was $119,373.

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The Company has no tax provision for the three month periods ended March 31, 2014 and 2013 due to losses and full valuation allowances against net deferred tax assets.

Note 5 – Notes Payable

As of March 31, 2014, there were no outstanding notes payable. On February 10, 2014, the Company and Gemini settled the obligations contemplated by the Stock Purchase Agreement and due under the Convertible Note and cancelled the 4,000,000 warrants in exchange for: (i) the conversion of $105,000 of note principal at $0.075 per share, for a total of 1,400,000 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with Gemini. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014.

During the three months ended March 31, 2013, the Company secured $20,000 in short-term note payable financing that was repaid in March 2013.

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the three months ended March 31, 2014, the Company issued 4,455,283 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $485,971 or $0.11 per share on average. The Company also issued 1,400,000 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (note 5). Additionally, the Company issued and sold 11,799,998 shares of its common stock to several accredited investors for an aggregate purchase price of $885,000 or $0.08 per share on average. Finally in the three months ended March 31, 2014, the Company issued 169,915 shares of its common stock for settlement of $19,880 of accounts payable or $0.12 per share on average. The total number of shares outstanding as of March 31, 2014 was 166,713,919.

Note 7 – Warrants and Options

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

In September 2013, the Company approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, the Company’s Board of Directors approved an amendment to the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. Both amendments have also been approved by the Company’s shareholders.

As of December 31, 2013, options for 16,561,667 shares had been granted, with 300,000 shares exercised and 16,261,667 outstanding and 13,438,833 shares available for future grant. Shares authorized under the amended 2010 Plan will be available for issuance pursuant to options or awards granted under the Plan, as amended from time to time.

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

The following table reflects the option activity during the three months ended March 31, 2014:

	Options for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2013	16,261,667	$0.12
Granted	3,650,000	0.09
Exercised	-	-
Forfeited, cancelled, expired	(140,283)	0.09
Outstanding as of March 31, 2014	19,771,384	$0.10

For the three months ended March 31, 2014, the Company granted 3,650,000 options to purchase its common stock while recording stock compensation expense for these options of $229,144 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate ranging from 1.50% ~ 1.51%, a dividend yield of 0% and a volatility rate ranging from 143% ~ 145%. In that same period, 140,283 stock options were cancelled by certain consultants who no longer provided services to the Company.

Warrants

The following table reflects warrant activity during the three months ended March 31, 2014:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2013	46,528,753	$0.16
Granted	11,799,998	0.10
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(4,000,000)	0.25
Outstanding as of March 31, 2014	54,328,751	$0.18

For the three months ended March 31, 2014, the Company issued 11,799,998 warrants to purchase its common stock. The warrants are non forfeitable as of March 31, 2014. In that same period, 4,000,000 warrants were cancelled in connection with a settlement of a note payable (see Note 5).

As of March 31, 2014, the Company maintained total outstanding warrants to purchase 54,328,751 shares of its common stock at an average exercise price of $0.18 per share.

Note 9 – Commitments and Contingencies

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,000. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of March 31, 2014, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

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

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Note 10 – Concentrations

The following table reflects the concentration of revenue for during the three months ended March 31, 2014 and 2013:

	Concentration for the
	For the three months
	March 31,
	2014	2013
Customer 1	22%	-
Customer 2	21%	-
Customer 3	12%	-
Customer 4	-	100%

Included in accounts receivable was $340,020 and $0 from these four customers as of March 31, 2014 and December 31, 2013 respectively.

Note 11 – Subsequent Events

The Company follows the guidance in ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Entry into a Material Definitive Agreement

On April 14, 2014, the Company submitted a letter to shareholders to provide certain information about recent Company developments and plans for the current fiscal year.

On April 14, 2014, the Board of Directors and the holders of a majority of our outstanding common stock of the Company approved an amendment to the Amended and Restated Adaptive Medias, Inc. 2010 Stock Incentive Plan as follow:

1.	The corporate name of the Company is amended to “Adaptive Medias, Inc.”; and

2.	The maximum aggregate number of shares which may be issued pursuant to swards granted under the Plan is thirty million (30,000,000) shares.

ADAPTIVE MEDIAS, INC.
F/K/A/ MIMVI, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

On the same date, the Board of Directors and the holders of a majority of our outstanding common stock approved an acquisition of certain assets of OneScreen, Inc., a Delaware corporation via its subsidiary, Media Graph, Inc., a Nevada corporation, in exchange for 150,000,000 shares of the Company’s common stock (on a pre-reverse split basis). Finally, on the same date, the holders of a majority of our outstanding common authorized the Board of Directors to undertake a reverse split of our issued and outstanding shares of common stock, $0.001 par value, at a ratio of up to 1-for-30. Such ratio shall be determined by our Board of Directors in its sole discretion, and will be effectuated, if at all, during the 2014 calendar year.

Issuance of Common Stock

Between April 1, 2014 and May 12, 2014, the Company issued and sold 11,060,002 shares of its common stock for cash proceeds of $829,500 or $0.075 per share, on average. Additionally, the Company issued 1,776,250 shares of common stock to various employees and consultants for services rendered with a fair value of $190,400 or $0.107 per share on average. Finally, the Company issued 100,000 shares of common stock for settlement of $10,499 of accounts payable or $0.10 per share on average.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim financial statements and their notes included in this Form 10-Q, and our audited financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2013. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview

The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels and devices, including mobile, video and online display advertising.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The Company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform. Our corporate headquarters as of May 12, 2014 are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com.

Business Overview

The Company, through its core audience and content monetization platform, provides web publishers, app developers and video content providers one of the only end-to-end monetization platforms driven by programmatic algorithms. We are a leader in programmatic, real time bidding (“RTB”) advertising across mobile, video and display, as well as, a provider of a business-to-business digital video content management platform SaaS.

On the supply side, the Company provides each publishing client on the supply side with unique capabilities to distribute and monetize their content across multiple channels or operating systems, where they can serve a piece of content on a laptop, a tablet and a phone without any additional cost or license. The optimization modules in our technology can be deployed across multiple channels on the platform to provide capabilities such as ad serving, RTB, ad revenue waterfall management and video content management, and enabling necessities like the video player itself. We help mobile app developers, publishers and video content developers monetize their ad inventory through our proprietary ad-delivery and optimization platform. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising. Our relationships span across health, sports, entertainment, auto, fashion, news, tech and luxury verticals.

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

In short, Adaptive Media is a “one-stop-shop” when it comes to digital monetization. From licensing video content, to managing digital advertising, to connecting with leading publishers in target markets, Adaptive Media offers a complete digital technology stack to support content owners and producers.

On the demand side, The Company’s programmatic technology stack is advertiser-friendly; the platform provides advertisers with a brand-safe and transparent marketplace for buying media across mobile, video and display. This is essential for big brand advertisers and brand-direct ecommerce companies who require a high level of safety, context and relevance for their advertisements.

Launching in 2014, the Company marketplace will enable publishers a seemingly simple marriage of quality content, users and monetization opportunities side-by-side with advertising partners who drive demand. This is accomplished through a complex set of discovery technology solutions, driven by patents, and efficient algorithmic data that cohesively interact in any digital marketing environment where advertising, audience and content must come together.

Competition

There are many fractional players in this space. There are those who provide video players like Ooyala, BrightCove and Kaltura. Others provide advertising network services like BrightRoll, Grab and TubeMogul. A final group provides ad serving and demand services including RocketFuel, LiveRail or FreeWheel. These providers and their fragmented solutions only complicate the choices that a publisher, app developer or video content provider must make to participate in today’s market for audiences and advertising revenue. AOL is the only other company who can claim to provide an end-to-end solution. They have a video player and ad serving capabilities through Adap.tv, CMS and CDN capabilities through 5min Media and a wealth of inventory and demand through legacy AOL properties and exchange integration.

Despite AOL’s size, we have several significant advantages that give us confidence to compete in this space. The first main area of competitive advantage pertains to AOL’s legacy inventory source. While they benefit from many domains under their control, they are also hampered by the responsibility to fill advertising through these domains first. Our advantage is that we are inventory agnostic. If advertisers want and can benefit from our direct publisher inventory, we are happy to provide it. If advertisers want to take advantage of efficiencies through RTB exchange inventory, we can provide that as well. The Company is less restricted and can provide better optimization choices than AOL.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. In 2013 we added approximately 50 publishers. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all categories to grow in 2014 as we move toward stabilization of our platform and expansion of our technical capabilities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to our significant accounting policies during the three months ended March 31, 2014.

Three Months Ended March 31, 2014 compared with Three Months Ended March 31, 2013

Revenue

For the three months ended March 31, 2014, we recognized revenue of $731,604 compared to $15,000 in the comparable period of 2013, an increase of $716,604 or 4,777%. The increase was primarily due to the acquisition of Adaptive Media and Ember made in July 2013 and December 2013, respectively. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from one as of March 31, 2013 to 60 as of March 31, 2014. Over the last quarter we invested in sales and marketing resources and expect revenue growth to materialize from this investment over the next several years. We operate in a market with seasonal fluctuations in revenue. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning and upfronts.

Cost of Revenue

For the three months ended March 31, 2014, our cost of revenue increased to $444,360 compared to $0 in the comparable period of 2013, an increase of $444,360 or 100%. The increase was primarily due to the acquisition of Adaptive Media and an increase in media costs to support our increased revenue. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

For the three months ended March 31, 2014, our operating expenses decreased to $1,427,564, compared to $2,107,106 in the comparable period of 2013, a decrease of $679,542 or 32%.

For the three months ended March 31, 2014, stock compensation expense decreased to $319,604 from $1,207,674 in the comparable period of 2013, a decrease of $888,370 or 74%. ..The decrease was primarily due to a decline in the number of options issued during the three months ended March 31, 2014. Additionally, the volatility of the stock decreased from 400% to a rate ranging from 143% ~ 145% for the three months ended March 31, 2014, determining a reduction in the fair market value of the options calculated with the Black-Scholes option pricing model.

For the three months ended March 31, 2014, legal and professional fees decreased to $122,816 from $199,519 in the comparable period of 2013, a decrease of $76,703 or 38%. The decrease was primarily due to a more efficient allocation of internal resources and a better management of current open litigation matters, financial matters, equity issues and other activities.

For the three months ended March 31, 2014, our selling expenses that we incurred increased to $188,625 from $37,500 in the comparable period of 2013, an increase of $151,125 or 403%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

For the three months ended March 31, 2014, the research and development costs that we incurred decreased slightly to $139,888 from $139,943. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the three months ended March 31, 2014, the general and administrative expenses that we incurred increased to $656,931 from $522,470 in the comparable period of 2013, an increase of $134,461 or 26%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

For the three months ended March 31, 2014, the loss on settlement of debt that we incurred increased to $79,014 from $33,767 in the comparable period of 2013. The increase was primarily due to the fair value measurement of restricted common stock issued to settle the convertible note payable in February 2014.

Net Loss

For the three months ended March 31, 2014, we incurred a loss of $1,217,240, or $0.01 basic and diluted loss per share compared to a loss of $2,126,873, or $0.03 basic and diluted loss per share for the three months ended March 31, 2013. The increase in the net loss is described above.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $1,029,804 consisting of $174,533 cash, $665,293 accounts receivable, net of allowance of $47,874, and $189,978 prepaid expenses. We had total current liabilities of $1,929,653 consisting of accounts payable and accrued expenses of $1,925,306 and other current liabilities of $4,347. We also had non-current liabilities totaling $16,455 at March 31, 2014.

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

For these and other reasons, we anticipate that unless we can obtain sufficient capital from outside sources and do so in the very near future, we may be unable to continue to operate as a corporation, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our stock transfer agent, our accountants, our legal counsel, our EDGAR filing agent, and many others.

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have recently received, there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2014 and 2013:

For the Three Months Ended
	March 31, 2014	March 31, 2013
Net cash (used in) operating activities	$(456,855)	$(551,209)
Net cash (used in) provided by investing activities	$(800)	$6,057
Net cash provided by financing activities	$610,000	$485,000
Net increase (decrease) in cash	$152,345	$(60,152)
Cash - beginning of period	$22,188	$63,286
Cash - end of period	$174,533	$3,134

Going Concern Uncertainties

As of March 31, 2014, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the years ended December 31, 2013 and 2012.

Capital Expenditures

For the three months ended March 31, 2014, we have not incurred any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation

To remediate the material weaknesses, as identified above, in internal control over financial reporting, management has taken or will take the following actions as the financial resources become available:

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

•	We will build our procedures to effectively control our closing activities.

•	We will improve and automate the preparation of our audit schedules to include a systematic audit of all the figures presented in the financial statements.

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as they become available and necessary to continue to allow us to overcome or mitigate the material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as the material weaknesses are fully addressed and remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,000. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of March 31, 2014, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

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

Item 4. Mine Safety Disclosures

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

ADAPTIVE MEDIAS, INC.

May 12, 2014	/s/ Qayed Shareef
Qayed Shareef
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

May 12, 2014	/s/ Abdul Parmach
Abdul Parmach
Acting Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

