Form 10-Q
period 2014-06-30
Adaptive Medias, Inc.
filed 2014-08-14
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No    ☒

As of August 14, 2014, there were 11,622,990 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$146,995	$22,188
Accounts receivable, net of allowance of $29,882 and $15,393, respectively	1,496,770	609,993
Prepaid expenses	202,502	126,321
Total current assets	1,846,267	758,502
Furniture and fixtures, net	5,393	2,044
Other assets:
Intangible assets, net	2,668,318	2,878,440
Deposits	60,468	5,793
Total other assets	2,728,786	2,884,233
Total assets	$4,580,446	$3,644,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,398,160	$1,711,179
Convertible notes payable	-	300,000
Total current liabilities	2,398,160	2,011,179

Other liabilities	38,433	-
Total liabilities	2,436,593	2,011,179
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 6,412,225 and 4,963,022 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,412	4,963
Additional paid in capital	26,599,749	22,943,002
Common stock payable	-	8,625
Accumulated deficit	(24,462,308)	(21,322,990)
Total stockholders' equity	2,143,853	1,633,600
Total liabilities and stockholders' equity	$4,580,446	$3,644,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$1,113,185	$27,314	$1,844,788	$42,314

Cost of revenue	723,678	20,390	1,168,038	20,390

Gross profit	389,507	6,924	676,750	21,924

Operating expenses:
Legal and professional fees	185,471	862,881	308,287	1,062,399
Research and development	314,973	83,559	454,861	223,502
General and administrative expenses	1,041,172	856,965	1,578,491	1,416,936
Selling expenses	345,300	-	533,924	-
Depreciation and amortization	120,260	550	239,872	550
Stock compensation expense	341,798	1,046,506	661,102	2,254,180
Impairment of intangibles	-	342,610	-	342,610
Loss on disposal on equipment	643	-	643	-
Total operating expenses	2,349,617	3,193,071	3,777,180	5,300,177

Loss from operations	(1,960,110)	(3,186,147)	(3,100,430)	(5,278,253)

Other (income) expense:
Other income	(4,189)	-	(6,283)	-
(Gain) loss on extinguishment of debt	(35,378)	(49,755)	43,636	(15,988)
Interest expense	1,535	117,426	1,535	118,427
Total other (income) expense	(38,032)	67,671	38,888	102,439

Net loss	$(1,922,078)	$(3,253,818)	$(3,139,318)	$(5,380,692)

Net loss per common share - basic and diluted	$(0.32)	$(1.26)	$(0.56)	$(2.22)

Weighted average number of common shares outstanding - basic and diluted	6,007,039	2,573,835	5,647,959	2,426,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)
Balance, December 31, 2013	$4,963,022	$4,963	$22,943,002	$8,625	$(21,322,990)	$1,633,600

Stock-based compensation / common shares issued for services	298,204	298	1,058,519	-	-	1,058,817
Common shares issued for cash	1,095,334	1,095	2,463,404	-	-	2,464,499
Common stock payable				(8,625)		(8,625)
Common shares issued for conversion/debt	46,667	47	104,953	-	-	105,000
Common shares issued for settlement of accounts payable	8,998	9	29,871	-	-	29,880
Net Loss	-	-	-	-	(3,139,318)	(3,139,318)
Balance, June 30, 2014	$6,412,225	$6,412	$26,599,749	$-	$(24,462,308)	$2,143,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,139,318)	$(5,380,692)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	578	-
Amortization of intangibles	239,294	550
Allowance for bad debts	46,169	-
Impairment of intangibles	-	342,610
Common stock issued for services / interest	712,150	3,376,572
Amortization of deferred financing cost	-	24,397
Amortization of debt discount on notes payable	-	95,730
Loss on extinguishment of debt	43,636	(15,988)
Loss on disposal of equipment	643	-
Change in operating assets and liabilities:
Accounts receivable	(932,946)	-
Prepaid expenses	270,486	-
Deposits	(54,675)	8,000
Accounts payable and accrued expenses	753,225	180,158
Customer deposits	-	20,000
Other liabilities	38,433	-
Net cash flows used in operating activities	(2,022,325)	(1,348,663)
Cash flows from investing activities:
Cash acquired from acquisition of Lone Wolf	-	6,057
Purchase of property and equipment	(4,570)	-
Purchase of intangibles	(29,172)	(11,020)
Net cash flows used in investing activities	(33,742)	(4,963)
Cash flows from financing activities:
Proceeds from notes payable	-	41,200
Payments of notes payable	-	(41,200)
Proceeds from convertible note, net of financing cost of $43,500	-	466,500
Payments of convertible notes payable	(275,000)	(75,000)
Proceeds from issuance of common stock	2,464,499	945,000
Common stock payable	(8,625)	-
Net cash flows provided by financing activities	2,180,874	1,336,500
Net (decrease) increase in cash	124,807	(17,126)
Cash, beginning of period	22,188	63,286
Cash, end of period	$146,995	$46,160

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,535	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available for sale investments	$-	$1,881
Discount on convertible notes	$-	$424,600
Warrants issued for deferred financing cost	$-	$74,955
Common stock issued to satisfy accounts payable	$29,880	$354,922
Common stock issued for cash-less warrant exercise	$-	$2,875
Increase in prepaid common stock compensation	$346,667	$140,000
Issuance of common stock for repayment of convertible note	$105,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

 Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $24,462,308. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2014, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.

On April 14, 2014, the shareholders of the Company authorized its Board of Directors to effectuate a reverse stock split, in such Board’s discretion (the “Reverse Stock Split”), which was ultimately declared effective by the Board of Directors as of the close of business on July 14, 2014. As a result of the Reverse Stock Split, every thirty (30) issued and outstanding shares of the Company’s common stock was changed and converted into one (1) share of common stock. Following the Reverse Stock Split, the Company continues to have 300,000,000 shares of common stock authorized for issuance, but the number of outstanding shares of the Company’s common stock was reduced from 192,364,735 shares to 6,412,225 shares. As required by the Financial Accounting Standards Board’s (FASB”) Accounting Standards Codification (“ASC”) Topic 260-10-55-12 “Earnings per Share” all share and per-share computations presented in these condensed consolidated financial statements are based on the new number of shares after the Reverse Stock Split.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Net Loss Per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 were 6,007,039 and 2,573,835 and 5,647,959 and 2,426,277, respectively. Potential dilutive common shares for the three and six months ended June 30, 2014 and 2013 were 6,809,039 and 3,192,780 and 8,939,964 and 4,183,014 , respectively, and were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

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

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $29,172 and $0 in internal use software costs during the three months ended June 30, 2014 and 2013, and $29,172 and $0 for the six months ended June 30, 2014 and 2013,respectively, which are included in intangible assets on the accompanying unaudited condensed consolidated balance sheets.

Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $547 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $547 and $0 for the six months ended June 30, 2014 and 2013, respectively.

 Convertible Notes Payable

The Company evaluated the embedded conversion features within the convertible debt under FASB ASC Topic 815 “Derivatives and Hedging” and determined that neither the embedded conversion feature nor the warrants qualified for derivative accounting. Additionally, the instruments were evaluated under FASB ASC Topic 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features. It was concluded that a beneficial conversion feature existed for the convertible debt due to the relative fair value of the warrants issued with the debt.

The fair value of the warrants granted as a portion of the placement fee in connection with the convertible debt issued in 2013 were estimated to be $74,955 at the date of grant using the Black-Scholes option pricing model and the following assumptions: market value of the stock on the grant date was $0.1250; risk-free interest rate of 3.90%; dividend yield of 0%; volatility factor of 400% weighted average expected life of 3 years; expected forfeiture rate of 0%.

The total debt discount recorded on the date of issuance was $424,600 (warrant relative fair value of approximately $222,221 and the beneficial conversion feature was approximately $202,379) which was amortized to interest expense over the term of the note. The Company had amortized $424,600 to interest expense in the consolidated statement of operations for the year ended December 31, 2013.

On February 10, 2014, the Company and Gemini Master Fund Ltd. (“Gemini”) settled the obligations contemplated by the Stock Purchase Agreement and due under the convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $0.075 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement which settled all outstanding obligations with Gemini.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance effective January 1, 2014. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations.

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of June 30, 2014 and December 31, 2013.

	Useful Lives	June 30, 2014	December 31, 2013

Websites	2 years	$11,296	$11,296
Customer lists	1 years	306,505	306,505
Developed technology	3 years	439,588	410,416
Trade names	3 years	85,607	85,607
		842,996	813,824
Less: accumulated amortization		(445,263)	(205,969)

Identifiable intangibles, net		397,733	607,855

Goodwill		2,270,585	2,270,585
Intangible assets, net		$2,668,318	$2,878,440

For the three months ended June 30, 2014 and 2013, the amortization for intangible assets was $119,920 and $550, respectively. For the six months ended June 30, 2014 and 2013, the amortization of intangible assets was $239,294 and $550, respectively.

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

The Company has no tax provision for the three and six month periods ended June 30, 2014 and 2013 due to losses incurred and full valuation allowances against its net deferred tax assets.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 5 – Notes Payable

As of June 30, 2014, there were no outstanding notes payable. On February 10, 2014, the Company and Gemini settled the obligations contemplated by the Stock Purchase Agreement and due under the convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with Gemini. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014.

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the six months ended June 30, 2014, the Company issued 298,204 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $1,058,817 or $3.55 per share on average. The Company also issued 46,667 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (note 5). Additionally, the Company issued and sold 1,095,334 shares of its common stock to several accredited investors for an aggregate purchase price of $2,464,499 or $2.25 per share on average. Finally, in the six months ended June 30, 2014, the Company issued 8,998 shares of its common stock for settlement of $29,880 of accounts payable or $3.32 per share on average. The total number of shares outstanding as of June 30, 2014 was 6,412,225.

Note 7 – Warrants and Options

Stock Option Plans

The Company’s shareholders approved the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) on November 2, 2010. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, Officers, Directors or consultants. The Company’s Board of Directors administers the 2010 Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the 2010 Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the 2010 Plan cannot be greater than 10 years. Options vest at varying rates generally over three to five years along with performance based options.

In September 2013, the Company approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, the Company’s Board of Directors approved an amendment to the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. Both amendments have also been approved by the Company’s shareholders. Upon completion of the Reverse Stock Split on April 14, 2014, the Company continues to have 30,000,000 shares issuable pursuant to the 2010 Plan.

During the year ended December 31, 2013, options for 774,750 shares had been granted, with 10,000 shares exercised, 567,528 forfeited and 542,056 outstanding and 29,457,944 shares available for future grant. Shares authorized under the amended 2010 Plan will be available for issuance pursuant to options or awards granted under the Plan, as amended from time to time.

The following table reflects the option activity during the six months ended June 30, 2014:

	Options for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2013	542,056	$3.60
Granted	241,667	1.97
Exercised	-	-
Forfeited, cancelled, expired	(4,677)	2.70
Outstanding as of June 30, 2014	779,046	$2.89

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

For the six months ended June 30, 2014, the Company granted 241,667 options to purchase its common stock while recording stock compensation expense for these options of $576,384 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate ranging from 1.50% ~ 1.51%, a dividend yield of 0% and a volatility rate ranging from 134% ~ 145%. In that same period, 4,677 stock options were cancelled by certain consultants who no longer provided services to the Company.

Warrants

The following table reflects warrant activity during the six months ended June 30, 2014:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2013	1,550,959	$4.80
Granted	1,095,334	3.00
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(133,334)	2.25
Outstanding as of June 30, 2014	2,512,959	$4.15

For the six months ended June, 2014, the Company issued 1,095,334 warrants to purchase its common stock. The warrants are non-forfeitable as of June 30, 2014. In that same period, 133,334 warrants were cancelled in connection with a settlement of a note payable (see Note 5).

As of June, 2014, the Company maintained total outstanding warrants to purchase 2,512,959 shares of its common stock at an average exercise price of $4.15 per share.

Note 9 – Commitments and Contingencies

Legal Proceedings

The Company has the following legal proceedings all of which are related to Mimvi, Inc. the predecessor company to Adaptive Medias, Inc.

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,141. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of June 30, 2014, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company is in an arbitration case entitled Felix Chan v. Mimvi, Inc., pending in the American Arbitration Association, filed November 25, 2013. The claimant, Felix Chan, asserts that the Company is obliged to pay him $174,000 for services as an independent contractor of the Company. No discovery has taken place. The Company intends to vigorously defend the case. The outcome is uncertain.

On September 20, 2013, Eric Rice, a former employee, sued the Company (Rice v. Mimvi, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company has filed a cross-complaint against Mr. Rice for damages and other relief. Discovery is underway.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of leases for real property and damages to real property and seeks $353,894 in alleged damages. The Company has responded to the Complaint and denied all claims and damages. Discovery is underway.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member from 2010-2012. Ms. Besemer seeks damages in the amount of 26,667 shares of stock. The Company has responded to the Complaint and denied the allegations. Discovery is underway.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Note 10 – Concentrations

The following table reflects the concentration of revenue for during the three and six months ended June 30, 2014 and 2013, respectively:

	Concentration for the			Concentration for the
	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Customer 1	25%	-	Customer 1	20%	-
Customer 2	16%	-	Customer 2	17%	-
Customer 3	13%	-	Customer 3	12%	-
Customer 4	11%	-	Customer 4	11%	-
Customer 5	-	24%	Customer 5	-	39%
Customer 6	-	23%	Customer 6	-	18%
Customer 7	-	13%	Customer 7	-	13%
Customer 8	-	13%	Customer 8	-	10%
Customer 9	-	12%

Included in accounts receivable was $1,022,509 from these four (4) customers as of June 30, 2014.

Note 11 – Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Entry into a Material Definitive Agreement

On July 1, 2014 the Company granted 125,930 stock options to several employees with a fair market value of $225,139 and granted 97,848 restricted stock grants with a fair market value of $294,027 to various employees, Directors and consultants under the terms of the 2010 Stock Incentive Plan.

On April 14, 2014, the shareholders of the Company authorized its Board of Directors to effectuate a reverse stock split, in such Board’s discretion (the “Reverse Stock Split”), which was ultimately declared effective by the Board of Directors as of the close of business on July 14, 2014. As a result of the Reverse Stock Split, every thirty (30) issued and outstanding shares of the Company’s common stock was changed and converted into one (1) share of common stock. The Board of Directors resolved that any fractional shares due to shareholders as a result of the Reverse Stock Split shall be rounded up to the nearest whole number of shares. Accordingly, all share and per share data have been adjusted to reflect the impact of this Reverse Stock Split.

On July 15, 2014, the Company executed a Stock Purchase Agreement (the “Agreement”) with OneScreen, Inc., a Delaware corporation (“OneScreen”), Media Graph, Inc., a Nevada corporation and OneScreen’s spun-off former subsidiary (“Media Graph”), and the shareholders of Media Graph, effective June 30, 2014, whereby the Company acquired certain assets of OneScreen, which immediately prior thereto were held by Media Graph, in exchange for 5,000,000 shares of the Company’s common stock (the “Acquisition”). On July 15, 2014, the parties to the Agreement executed the First Amendment to the Stock Purchase Agreement (the “Amendment”), which (i) amends the effective date of the Agreement to July 15, 2014, (ii) limits the scope of Section 5.04 of the Agreement to apply only to the Restricted Selling Shareholders, as defined in the Amendment, and (iii) adds the Selling Shareholders as a signatory to the Agreement.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

The assets acquired pursuant to the Acquisition consist of intellectual property, equipment, selected customer agreements and talent, which will be used to enhance the Company’s end-to-end audience and content monetization platform for display, mobile, and video advertising across all digital channels and environments. This includes video storage and hosting, video encoding, content management, HTML5/Flash video players, and advertising inventory management. OneScreen shareholders received consideration equal to approximately $16,500,000, which reflects the Company’s estimate of the value of the assets acquired.

Issuance of Common Stock

Between July 1, 2014 and August 14, 2014, the Company issued and sold 166,666 shares of its common stock for cash proceeds of $375,000 or $2.25 per share, on average. Additionally, the Company issued 22,432 shares of common stock to various employees and consultants for services rendered with a fair value of $64,910 or $2.89 per share on average. Additionally, the Company issued 5,000,000 shares of common stock in connection with the acquisition of certain assets of Media Graph, a Delaware corporation. Finally, the Company issued 21,667 shares of common stock for settlement of $52,000 of accounts payable or $2.40 per share on average.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2013. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The Company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. Adaptive Media meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform. Our corporate headquarters are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. In 2013, we added approximately 50 publishers. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all categories to grow in 2014 as we move toward stabilization of our platform and expansion of our technical capabilities.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to our significant accounting policies during the six months ended June 30, 2014.

Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013

Revenue

For the three months ended June 30, 2014, we recognized revenue to $1,113,185 compared to $27,314 in the comparable period of 2013, an increase of $1,085,871 or 3,976%. The increase was primarily due to the acquisitions of Adaptive Media and Ember made in July 2013 and December 2013, respectively. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning and upfronts.

Cost of Revenue

For the three months ended June 30, 2014, our cost of revenue increased to $723,678 compared to $20,390 in the comparable period of 2013, an increase of $703,288 or 3,449%. The increase was primarily due to the acquisition of Adaptive Media and an increase in media costs to support our increased revenue. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

For the three months ended June 30, 2014, our operating expenses decreased to $2,349,617, compared to $3,193,071 in the comparable period of 2013, a decrease of $843,454 or 26%.

For the three months ended June 30, 2014, stock compensation expense decreased to $341,798 from $1,046,506 in the comparable period of 2013, a decrease of $704,708 or 67%. The decrease was primarily due to a decline in the number of options issued during the three months ended June 30, 2014. Additionally, the volatility of our common stock decreased from 400% to a rate ranging from 139% ~ 145% for the three months ended June 30, 2014, resulting in a reduction in the fair market value of the options calculated using the Black-Scholes option pricing model.

For the three months ended June 30, 2014, legal and professional fees decreased to $185,471 from $862,881 in the comparable period of 2013, a decrease of $677,410 or 79%. The decrease was primarily due to a more efficient allocation of internal resources and a better management of current open litigation matters, financial matters, equity issues and other activities.

For the three months ended June 30, 2014, our selling expenses that we incurred increased to $345,300 from $0 in the comparable period of 2013, an increase of $345,300 or 100%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

For the three months ended June 30, 2014, the research and development costs that we incurred increased to $314,973 from $83,559 in the comparable period of 2013, an increase of $231,414 or 277%. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the three months ended June 30, 2014, the general and administrative expenses that we incurred increased to $1,041,172 from $856,965 in the comparable period of 2013, an increase of $184,207 or 21%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

For the three months ended June 30, 2014, the gain on settlement of debt that we incurred decreased to $35,378 from $49,755 in the comparable period of 2013. The decrease was primarily due to the fair value measurement of restricted common stock issued to settle the convertible note payable in February 2014.

For the three months ended June 30, 2014, depreciation and amortization increased to $120,260 from $550 in the comparable period of 2013, an increase of $119,710. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

For the three months ended June 30, 2014, impairment of intangibles decreased to $0 from $342,610 in the comparable period of 2013, a decrease of $342,610 or 100%. The decrease was primarily due to the fact that the management evaluated the intangibles and concluded that no impairment was necessary for the three months ended June 30, 2014.

Net Loss

For the three months ended June 30, 2014, we incurred a loss of $1,922,078, or $0.32 basic and diluted loss per share compared to a loss of $3,253,818, or $1.26 basic and diluted loss per share for the three months ended June 30, 2013. The decrease in the net loss is described above.

Six Months Ended June 30, 2014 compared with Six Months Ended June 30, 2013

Revenue

For the six months ended June 30, 2014, we recognized revenue of $1,844,788 compared to $42,314 in the comparable period of 2013, an increase of $1,802,474 or 4260%. The increase was primarily due to the acquisitions of Adaptive Media and Ember made in July 2013 and December 2013, respectively. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from one as of June 30, 2013 to eighty-two (82) as of June 30, 2014. Over the last quarters we invested in sales and marketing resources and expect revenue growth to materialize from this investment over the next several years. We operate in a market with seasonal fluctuations in revenue. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning and upfronts.

Cost of Revenue

For the six months ended June 30, 2014, our cost of revenue increased to $1,168,038 compared to $20,390 in the comparable period of 2013, an increase of $1,147,648 or 5628%. The increase was primarily due to the acquisition of Adaptive Media and an increase in media costs to support our increased revenue. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

For the six months ended June 30, 2014, our operating expenses decreased to $3,777,180, compared to $5,300,177 in the comparable period of 2013, a decrease of $1,522,997 or 29%. The decrease was primarily due to a significant decrease in the stock option compensation expense and legal and professional fees.

For the six months ended June 30, 2014, stock compensation expense decreased to $661,102 from $2,254,180 in the comparable period of 2013, a decrease of $1,593,078 or 71%. The decrease was primarily due to a decline in the number of options issued during the six months ended June 30, 2014. Additionally, the volatility of our common stock decreased from 400% to a rate ranging from 139% ~ 145% for the six months ended June 30, 2014, resulting in a reduction in the fair market value of the options calculated using the Black-Scholes option pricing model.

For the six months ended June 30, 2014, legal and professional fees decreased to $308,287 from $1,062,399 in the comparable period of 2013, a decrease of $754,112 or 71%. The decrease was primarily due to a more efficient allocation of internal resources and a better management of current open litigation matters, financial matters, equity issues and other activities.

For the six months ended June 30, 2014, our selling expenses that we incurred increased to $533,924 from $0 in the comparable period of 2013, an increase of $533,924 or 100%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

For the six months ended June 30, 2014, the research and development costs that we incurred increased to $454,861 from $223,502 in the comparable period of 2013, an increase of $231,359 or 104%. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the six months ended June 30, 2014, the general and administrative expenses that we incurred increased to $1,578,491 from $1,416,936 in the comparable period of 2013, an increase of $161,555 or 11%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

For the six months ended June 30, 2014, depreciation and amortization increased to $239,872 from $550 in the comparable period of 2013, an increase of $239,322. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

For the six months ended June 30, 2014, impairment of intangibles decreased to $0 from $342,610 in the comparable period of 2013, a decrease of $342,610 or 100%. The decrease was primarily due to the fact that the management evaluated the intangibles and concluded that no impairment was necessary for the six months ended June 30, 2014.

For the six months ended June 30, 2014, the loss on settlement of debt that we incurred increased to $43,636 from a gain of $15,988 in the comparable period of 2013. The increase was primarily due to the fair value measurement of restricted common stock issued to settle the convertible note payable in February 2014.

Net Loss

For the six months ended June 30, 2014, we incurred a loss of $3,139,318, or $0.56 basic and diluted loss per share compared to a loss of $5,380,692, or $2.22 basic and diluted loss per share for the six months ended June 30, 2013. The decrease in the net loss is described above.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $1,846,267 consisting of $146,995 cash, $1,496,770 accounts receivable, net of allowance of $29,882, and $202,502 prepaid expenses. We had total current liabilities of $2,398,160 consisting of accounts payable and accrued expenses. We also had non-current liabilities totaling $38,433 at June 30, 2014.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2014 and 2013:

For the Six Months Ended
	June 30, 2014	June 30, 2013
Net cash (used in) operating activities	$(2,,022,325)	$(1,348,663)
Net cash (used in) provided by investing activities	$(33,742)	$(4,963)
Net cash provided by financing activities	$2,180,874	$1,336,500
Net increase (decrease) in cash	$124,807	$(17,126)
Cash - beginning of period	$22,188	$63,286
Cash - end of period	$146,995	$46,160

Going Concern Uncertainties

As of June 30, 2014, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the years ended December 31, 2013 and 2012.

Capital Expenditures

For the six months ended June 30, 2014, we have not incurred any material capital expenditures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company legal proceedings are summarized in Note 9 of the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014 the Company issued 298,204 shares of common stock to various employees and consultants at an average of $3.55 per share in exchange for services rendered.

On February 10, the Company issued 46,667 shares of common stock to the holder of a convertible promissory note at $2.25 per share upon the conversion of the promissory note with a fair market value of $105,000.

During the six months ended June 30, 2014, the Company issued 8,998 shares of common stock to several investors at an average of $3.32 per share in exchange for the settlement of accounts payable in the aggregate amount of $29,880.

During the six months ended June 30, 2014, the Company issued 1,095,334 shares of common stock to several accredited investors at a price of $2.25 per share for an aggregate purchase price of $2,464,499.

No underwriters were involved in any of the issuances provided in this Item 2. The shares were issued pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder because such purchasers represented that they were “accredited investors” as such term is defined under the Securities Act and the sale did not involve any form of general solicitation or general advertising.  The investor made investment representations that the shares were taken for investment purposes and not with a view to resale.  The shares of Common Stock issued are restricted under Rule 144 promulgated under the Securities Act.

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

ADAPTIVE MEDIAS, INC.

August 14, 2014	/s/ Qayed Shareef
Qayed Shareef
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

August 14, 2014	/s/ Abdul Parmach
Abdul Parmach
Principal Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

