Form 10-Q
period 2014-09-30
Adaptive Medias, Inc.
filed 2014-11-13
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

`Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No  ☒

As of November 13 2014, there were 14,121,551 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$3,808,232	$22,188
Accounts receivable, net of allowance of $44,469 and $15,393, respectively	1,715,535	609,993
Prepaid expenses	123,906	126,321
Total current assets	5,647,673	758,502
Furniture and fixtures, net	77,292	2,044
Other assets:
Intangible assets, net	17,184,213	2,878,440
Deposits	60,468	5,793
Total other assets	17,244,681	2,884,233
Total assets	$22,969,646	$3,644,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,498,490	$1,711,179
Convertible notes payable	-	300,000
Total current liabilities	3,498,490	2,011,179

Other liabilities	37,994	-
Total liabilities	3,536,484	2,011,179
Stockholders' Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 13,985,871 and 4,963,022 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	13,987	4,963
Additional paid in capital	47,494,869	22,943,002
Common stock payable	-	8,625
Accumulated deficit	(28,075,694)	(21,322,990)
Total stockholders' equity	19,433,162	1,633,600
Total liabilities and stockholders' equity	$22,969,646	$3,644,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$1,382,139	$373,737	$3,226,927	$416,051

Cost of revenue	1,092,552	215,230	2,260,590	235,620

Gross profit	289,587	158,507	966,337	180,431

Operating expenses:
Legal and professional fees	290,704	339,713	598,991	1,357,412
Research and development	439,263	8,635	894,124	217,137
General and administrative expenses	1,153,669	993,108	2,732,160	2,533,771
Selling expenses	500,437	-	1,034,361	-
Depreciation and amortization	509,376	49,572	749,248	49,572
Stock compensation expense	1,000,695	868,899	1,661,797	3,123,079
Impairment of intangibles	-	-	-	342,610
Loss on disposal on equipment	-	-	643	-
Total operating expenses	3,894,144	2,259,927	7,671,324	7,623,581

Loss from operations	(3,604,557)	(2,101,420)	(6,704,987)	(7,443,150)

Other (income) expense:
Other income	(7,683)	-	(13,966)	-
(Gain) loss on extinguishment of debt	(6,680)	-	36,956	(15,988)
Interest expense	23,192	16,497	24,727	70,189
Total other expense	8,829	16,497	47,717	54,201

Net loss	$(3,613,386)	$(2,117,917)	$(6,752,704)	$(7,497,351)

Net loss per common share - basic and diluted	$(0.32)	$(0.63)	$(0.89)	$(2.53)

Weighted average number of common shares outstanding - basic and diluted	11,419,744	3,339,625	7,593,080	2,963,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2013	$4,963,022	$4,963	$22,943,002	$8,625	$(21,322,990)	$1,633,600

Stock-based compensation / common shares issued for services	694,626	695	2,058,818	-	-	2,059,513
Stock issued for merger	5,000,000	5,000	14,995,000	-	-	15,000,000
Common shares issued for cash	3,239,780	3,239	7,286,260	-	-	7,289,499
Common stock payable	-	-	-	(8,625)		(8,625)
Common shares issued for conversion/debt	46,667	47	104,953	-	-	105,000
Common shares issued for settlement of accounts payable	41,776	43	106,836	-	-	106,879
Net loss	-	-	-	-	(6,752,704)	(6,752,704)
Balance, September 30, 2014	$13,985,871	$13,987	$47,494,869	$-	$(28,075,694)	$19,433,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,752,704)	$(7,497,351)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	11,875	-
Amortization of intangibles	737,373	49,572
Allowance for bad debts	83,589	-
Impairment of intangibles	-	342,610
Common stock issued for services / interest	2,059,513	4,889,633
Amortization of deferred financing cost	-	24,397
Amortization of debt discount on notes payable	-	247,043
(Gain) loss on extinguishment of debt	36,956	(15,988)
Loss on disposal on equipment	643
Change in operating assets and liabilities:
Accounts receivable	(1,189,131)	(254,266)
Inventory	-	(500)
Prepaid expenses	2,415	403,969
Deposits	(54,675)	-
Accounts payable and accrued expenses	1,937,234	142,159
Due to related parties	-	(9,090)
Other liabilities	37,994	-
Net cash flows used in operating activities	(3,088,918)	(1,677,812)
Cash flows from investing activities:
Purchase of property and equipment	(5,654)	(2,491)
Purchase of intangibles	(125,258)	-
Net cash flows used in investing activities	(130,912)	(2,491)
Cash flows from financing activities:
Proceeds from short term advances	-	116,200
Payments of short term advances	-	(116,200)
Payments of convertible notes payable	(275,000)	-
Proceeds from convertible note	-	466,500
Proceeds from issuance of common stock	7,289,499	1,195,000
Common stock payable	(8,625)	-
Net cash flows provided by financing activities	7,005,874	1,661,500

Net (decrease) increase in cash	3,786,044	(18,803)

Cash, beginning of period	22,188	63,286

Cash, end of period	$3,808,232	$44,483

Cash paid during the period for:
Interest	$24,727	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount on convertible notes	$-	$424,600
Warrants issued for deferred financing cost	$-	$75,955
Common stock issued to satisfy accounts payable	$106,879	$323,510
Common stock issued for cash-less warrant exercise	$-	$2,875
Increase (decrease) in prepaid common stock compensation	$346,667	$(442,083)
Issuance of common stock for repayment of convertible note	$105,000	$-
Unrealized loss on available for sale investments	$-	$2,821
Common stock issued for merger/acquisition consideration	$15,000,000	$2,778,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 – Organization and Nature of Business

Adaptive Medias, Inc., formerly known as “Mimvi, Inc.,” formerly known as “Fashion Net, Inc.” (“Adaptive Medias” or the “Company”), was formed on August 7, 2007 under the laws of the State of Nevada. The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. Adaptive Medias provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. The Company meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform.

Media Graph Transaction

On July 15, 2014, the Company executed a Stock Purchase Agreement (the “Agreement”) with OneScreen, Inc., a Delaware corporation (“OneScreen”), Media Graph, Inc., a Nevada corporation and OneScreen’s spun-off former subsidiary (“Media Graph”), and the shareholders of Media Graph (the “Selling Shareholders”), effective June 30, 2014, whereby the Company acquired certain assets of OneScreen, which immediately prior thereto were held by Media Graph, in exchange for 5,000,000 shares of the Company’s common stock (the “Acquisition”). On July 15, 2014, the parties to the Agreement executed the First Amendment to the Stock Purchase Agreement (the “Amendment”), which (i) amended the effective date of the Agreement to July 15, 2014, (ii) limited the scope of Section 5.04 of the Agreement to apply only to the Restricted Selling Shareholders, as defined in the Amendment, and (iii) added the Selling Shareholders as a signatory to the Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Fixed assets	$82,112
Intangibles	6,320,000
Goodwill	8,597,888
Total purchase price allocated	$15,000,000

The following table summarizes the amount of revenue and losses of the combined entity for the current reporting period as though the acquisition date for this business combination had been consummated as of the beginning of the respective reporting periods:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014

	Adaptive Medias, Inc.	OneScreen, Inc.	Combined	Adaptive Medias, Inc.	OneScreen, Inc.	Combined
Revenue	$1,382,139	$-	$1,382,139	$3,226,927	$630,897	$3,857,824

Net loss	$(3,613,386)	$-	$(3,613,386)	$(6,752,704)	$(2,689,853)	$(9,442,557)

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013

	Adaptive Medias, Inc.	OneScreen, Inc.	Combined	Adaptive Medias, Inc.	OneScreen, Inc.	Combined

Revenue	$373,737	$3,182,975	$3,556,712	$416,051	$11,210,981	$11,627,032

Net loss	$(2,117,917)	$(195,265)	$(2,313,182)	$(7,497,351)	$(3,111,410)	$(10,608,761)

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2014, the Company had an accumulated deficit of $28,075,694. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of September 30, 2014, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months.

The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities;

2)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

3)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, respond to competitive pressures, develop new products and services, and support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Net Loss Per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 were 11,419,744 and 3,339,625 and 7,593,080 and 2,963,884, respectively. Potential dilutive common shares for the three and nine months ended September 30, 2014 and 2013 were1,183,771 and 862,960 and 3,601,762 and 1,474,792, respectively, and were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

Intangible assets

Intangible assets consisting of websites, customer lists, content and publisher relationships, developed technology and trade names and are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $96,086 and $0 in internal use software costs during the three months ended September 30, 2014 and 2013, respectively, and $125,258 and $0 for the nine months ended September 30, 2014 and 2013, respectively, which are included in intangible assets on the accompanying unaudited condensed consolidated balance sheets.

Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $4,739 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $5,286 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Convertible Notes Payable

The Company evaluated the embedded conversion features within the convertible debt issued in 2013 under FASB ASC Topic 815 “Derivatives and Hedging” and determined that neither the embedded conversion feature nor the warrants qualified for derivative accounting. Additionally, the instruments were evaluated under FASB ASC Topic 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that unrecognized tax benefits be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this guidance effective January 1, 2014. The adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of September 30, 2014 and December 31, 2013.

	Useful Lives	September 30, 2014	December 31, 2013

Websites	2 years	$11,296	$11,296
Customer lists	1 years	306,505	306,505
Developed technology	3 years	6,855,674	410,416
Trade names	3 years	85,607	85,607
		7,259,082	813,824
Less: accumulated amortization		$(943,342)	$(205,969)

Identifiable intangibles, net		6,315,740	607,855

Goodwill		10,868,473	2,270,585
Intangible assets, net		$17,184,213	$2,878,440

For the three months ended September 30, 2014 and 2013, the amortization of intangible assets was $498,079 and $49,572 respectively. For the nine months ended September 30, 2014 and 2013, the amortization of intangible assets was $737,373 and $49,572, respectively.

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

The Company has no tax provision for the three and nine month periods ended September 30, 2014 and 2013 due to losses incurred and has recorded full valuation allowances against its net deferred tax assets.

Note 5 – Notes Payable

As of September 30, 2014, there were no outstanding notes payable. On February 10, 2014, the Company and Gemini settled the obligations contemplated by the Stock Purchase Agreement and due under the convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the Note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with Gemini. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014.

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the nine months ended September 30, 2014, the Company issued 694,626 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $ 2,059,513 or $2.96 per share on average. The Company also issued 46,667 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (note 5). Additionally, the Company issued and sold 3,239,780 shares of its common stock to several accredited investors for an aggregate purchase price of $ 7,289,499 or $2.25 per share on average. The Company also issued 5,000,000 share of its common stock in connection with the Media Graph transaction. Finally, in the nine months ended September 30, 2014, the Company issued 41,776 shares of its common stock for settlement of $106,879 of accounts payable or $2.56 per share on average. The total number of shares outstanding as of September 30, 2014 was 13,985,871.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

During the year ended December 31, 2013, options for 774,750 shares had been granted, with 10,000 shares exercised, 567,528 forfeited and 542,056 outstanding and 29,457,944 shares available for future grant. Shares authorized under the amended 2010 Plan will be available for issuance pursuant to options or awards granted under the 2010 Plan, as amended from time to time.

The following table reflects the option activity during the nine months ended September 30, 2014:

	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2013	542,056	$3.60
Granted	1,058,770	0.96
Exercised	-	-
Forfeited, cancelled, expired	(14,344)	2.60
Outstanding as of September 30, 2014	1,586,482	$1.85

For the nine months ended September 30, 2014, the Company granted 1,058,770 options to purchase its common stock while recording stock compensation expense for these options of $1,170,968 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate ranging from 1.50% ~ 1.51%, a dividend yield of 0% and a volatility rate ranging from 133% ~ 145%. In that same period, 14,344 stock options were cancelled by certain consultants and employees who no longer provided services to the Company.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Warrants

The following table reflects warrant activity during the nine months ended September 30, 2014:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2013	1,550,959	$4.80
Granted	1,462,002	3.00
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(133,334)	2.25
Outstanding as of September 30, 2014	2,879,627	$4.00

For the nine months ended September 30, 2014, the Company issued 1,462,002 warrants to purchase its common stock. The warrants are non forfeitable as of September 30, 2014. In that same period, 133,334 warrants were cancelled in connection with a settlement of a note payable (see Note 5).

As of September 30, 2014, the Company maintained total outstanding warrants to purchase 2,879,627 shares of its common stock at an average exercise price of $4.00 per share.

Note 9 – Commitments and Contingencies

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against it in favor of Mario Armando Wilson and against the Company in the amount of $62,141. The Company is investigating the circumstances under which the judgment was entered, and reserves all rights to challenge the propriety of the judgment. As of September 30, 2014, the Company has accounted for approximately $35,000 being owed to Mr. Wilson.

The Company was in an arbitration case entitled Felix Chan v. Adaptive Medias, Inc., heard by the American Arbitration Association on September 23, 2014. The claimant, Felix Chan, asserted that the Company is obliged to pay him $174,000 for services as an independent contractor of the Company. The arbitrator awarded Felix Chan to collect unpaid monthly contract fees for $193,419 and interest in the amount of $51,354 for a total of $244,773 which is included in the accrued expenses for the nine months ended September 30, 2014. Additionally, arbitrator declared Felix Chan the prevailing party in the case, which allows him to collect fees and arbitration costs for an estimated amount of $50,000.

On September 20, 2013, Eric Rice, a former employee, sued the Company (Rice v. Adaptive Medias, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company has filed a cross-complaint against Mr. Rice for damages and other relief. Discovery is underway.

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

September 30, 2014

(Unaudited)

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Note 10 – Concentrations

The following table reflects the concentration of revenue for during the three and nine months ended September 30, 2014 and 2013, respectively:

	Concentration for the			Concentration for the
	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Customer 1	20%	-	Customer 1	20%	-
Customer 2	15%	-	Customer 2	13%	-
Customer 3	15%	-	Customer 3	9%	-
Customer 4	-	22%	Customer 4	-	20%
Customer 5	-	16%	Customer 5	-	20%
Customer 6	-	15%	Customer 6	-	13%
Customer 7	-	13%	Customer 7	-	12%

Included in accounts receivable was $938,510 from these three (3) customers as of September 30, 2014.

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

Legal Proceedings

On October 9, 2014 (Note 9), the Company received the interim award of arbitrator in the case entitled Felix Chan v. Adaptive Medias, Inc.,. The arbitrator awarded Felix Chan to collect unpaid monthly contract fees for $193,419 and interest in the amount of $51,354 for a total of $244,773 which is included in the accrued expenses for the nine months ended September 30, 2014.

Issuance of Common Stock

Between October 1, 2014 and November 13, 2014, the Company issued 112,463 shares of common stock to various employees and consultants for services rendered with a fair value of $431,613 or $3.84 per share on average. Finally, the Company issued 23,217 shares of common stock for settlement of $89,000 of accounts payable or $3.83 per share on average.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The Company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. The Company meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform. Our corporate headquarters are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com.

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

On the supply side, the Company provides each publishing client with unique capabilities to distribute and monetize its content across multiple channels or operating systems, where it can serve a piece of content on a laptop, a tablet and a phone without any additional cost or license. The optimization modules in our technology can be deployed across multiple channels on the platform to provide capabilities such as ad serving, RTB, ad revenue waterfall management and video content management, and enabling necessities like the video player itself. We help mobile app developers, publishers and video content developers monetize their ad inventory through our proprietary ad-delivery and optimization platform. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising. Our relationships span across health, sports, entertainment, auto, fashion, news, tech and luxury verticals.

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

In short, Adaptive Medias is a “one-stop-shop” when it comes to digital monetization. From licensing video content, to managing digital advertising, to connecting with leading publishers in target markets, Adaptive Medias offers a complete digital technology stack to support content owners and producers.

On the demand side, the Company’s programmatic technology stack is advertiser-friendly; the platform provides advertisers with a brand-safe and transparent marketplace for buying media across mobile, video and display. This is essential for big brand advertisers and brand-direct ecommerce companies who require a high level of safety, context and relevance for their advertisements.

On June 16, 2014, the Company launched its marketplace to enable publishers a seemingly simple marriage of quality content, users and monetization opportunities side-by-side with advertising partners who drive demand. This is accomplished through a complex set of discovery technology solutions, driven by patents, and efficient algorithmic data that cohesively interact in any digital marketing environment where advertising, audience and content must come together.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. In 2013, we added approximately 50 publishers. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all categories to grow in 2014 as we move toward stabilization of our platform and expansion of our technical capabilities. During the nine months ended September 30, 2014, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New partners included premium publishers and content producers, all of whom are leaders in their respective categories.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 compared with Three Months Ended September 30, 2013

Revenue

For the three months ended September 30, 2014, we recognized revenue to $1,382,139 compared to $373,737 in the comparable period of 2013, an increase of $1,008,402 or 270%. The increase was primarily due to the acquisitions of Adaptive Media and Ember made in July 2013 and December 2013, respectively. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning and upfronts.

Cost of Revenue

For the three months ended September 30, 2014, our cost of revenue increased to $1,092,552 compared to $215,230 in the comparable period of 2013, an increase of $877,322 or 408%. The increase was primarily due to the acquisition of Adaptive Media and an increase in media costs to support our increased revenue. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

For the three months ended September 30, 2014, our operating expenses increased to $3,894,144, compared to $2,259,927 in the comparable period of 2013, an increase of $1,634,217 or 72%.

For the three months ended September 30, 2014, stock compensation expense increased to $1,000,695 from $868,899 in the comparable period of 2013, an increase of $131,796 or 15%. The increase was primarily due to a larger number of options issued during the three months ended September 30, 2014.

For the three months ended September 30, 2014, legal and professional fees decreased to $290,704 from $339,713 in the comparable period of 2013, a decrease of $49,009 or 14%. The decrease was primarily due to a more efficient allocation of internal resources and a better management of current open litigation matters, financial matters, equity issues and other activities.

For the three months ended September 30, 2014, our selling expenses that we incurred increased to $500,437 from $0 in the comparable period of 2013, an increase of $500,437 or 100%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

For the three months ended September 30, 2014, the research and development costs that we incurred increased to $439,263 from $8,635 in the comparable period of 2013, an increase of $430,628 or 4,987%. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the three months ended September 30, 2014, the general and administrative expenses that we incurred increased to $1,153,669 from $993,108 in the comparable period of 2013, an increase of $160,561 or 16%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

For the three months ended September 30, 2014, depreciation and amortization increased to $509,376 from $49,572 in the comparable period of 2013, an increase of $459,804 or 928%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

Net Loss

For the three months ended September 30, 2014, we incurred a loss of $3,613,386, or $0.32 basic and diluted loss per share compared to a loss of $2,117,917, or $0.63 basic and diluted loss per share for the three months ended September 30, 2013. The increase in the net loss is described above.

Nine Months Ended September 30, 2014 compared with Nine Months Ended September 30, 2013

Revenue

For the nine months ended September 30, 2014, we recognized revenue of $3,226,927 compared to $416,051 in the comparable period of 2013, an increase of $2,810,876 or 676%. The increase was primarily due to the acquisitions of Adaptive Media and Ember made in July 2013 and December 2013, respectively. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from forty-six (46) as of September 30, 2013 to two-hundred forty five (245) as of September 30, 2014. Over the last few quarters, we invested in sales and marketing resources and expect revenue growth to materialize from this investment over the next several years. We operate in a market with seasonal fluctuations in revenue. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning and upfronts.

Cost of Revenue

For the nine months ended September 30, 2014, our cost of revenue increased to $2,260,590 compared to $235,620 in the comparable period of 2013, an increase of $2,024,970 or 859%. The increase was primarily due to the acquisition of Adaptive Media and an increase in media costs to support our increased revenue. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

For the nine months ended September 30, 2014, our operating expenses increased to $7,671,324 compared to $7,623,581 in the comparable period of 2013, an increase of $47,743 or 1%.

For the nine months ended September 30, 2014, stock compensation expense decreased to $1,661,797 from $3,123,079 in the comparable period of 2013, a decrease of $1,461,282 or 47%. The decrease was primarily due to a decline in the number of options issued during the nine months ended September 30, 2014. Additionally, the volatility of our common stock decreased from 400% to a rate ranging from 134% ~ 145% for the nine months ended September 30, 2014, resulting in a reduction in the fair market value of the options calculated using the Black-Scholes option pricing model.

For the nine months ended September 30, 2014, legal and professional fees decreased to $598,991 from $1,357,412 in the comparable period of 2013, a decrease of $758,421 or 56%. The decrease was primarily due to a more efficient allocation of internal resources and a better management of current open litigation matters, financial matters, equity issues and other activities.

For the nine months ended September 30, 2014, our selling expenses that we incurred increased to $1,034,361 from $0 in the comparable period of 2013, an increase of $1,034,361 or 100%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

For the nine months ended September 30, 2014, the research and development costs that we incurred increased to $894,124 from $217,137 in the comparable period of 2013, an increase of $676,987 or 312%. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the nine months ended September 30, 2014, the general and administrative expenses that we incurred increased to $2,732,160 from $2,533,771in the comparable period of 2013, an increase of $198,389 or 8%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

For the nine months ended September 30, 2014, depreciation and amortization increased to $749,248 from $ 49,572 in the comparable period of 2013, an increase of $699,676 or 1411%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

For the nine months ended September 30, 2014, impairment of intangibles decreased to $0 from $342,610 in the comparable period of 2013, a decrease of $342,610 or 100%. The decrease was primarily due to the fact that the management evaluated the intangibles and concluded that no impairment was necessary for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, the loss on extinguishment of debt that we incurred increased to $36,956 from a gain of $15,988 in the comparable period of 2013. The increase was primarily due to the fair value measurement of restricted common stock issued to settle the convertible note payable in February 2014.

Net Loss

For the nine months ended September 30, 2014, we incurred a loss of $6,752,704, or $0.89 basic and diluted loss per share compared to a loss of $7,497,351, or $2.53 basic and diluted loss per share for the nine months ended September 30, 2013. The decrease in the net loss is described above.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $5,647,673 consisting of $3,808,232 in cash, $1,715,535 in accounts receivable, net of allowance of $44,469, and $123,906 in prepaid expenses. We had total current liabilities of $3,498,490 consisting of accounts payable and accrued expenses. We also had non-current liabilities totaling $37,994 at September 30, 2014.

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

For these and other reasons, we anticipate that unless we can obtain sufficient capital from outside sources and do so in the very near future, we may be unable to continue to operate as a corporation, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our vendors, stock transfer agent, our accountants, our legal counsel, our EDGAR filing agent, and many others.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013:

For the Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash (used in) operating activities	$(3,088,918)	$(1,677,812)
Net cash (used in) investing activities	$(130,912)	$(2,491)
Net cash provided by financing activities	$7,005,874	$1,661,500
Net increase (decrease) in cash	$3,786,044	$(18,803)
Cash - beginning of period	$22,188	$63,286
Cash - end of period	$3,808,232	$44,483

Going Concern Uncertainties

As of September 30, 2014, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the year ended December 31, 2013.

Capital Expenditures

For the nine months ended September 30, 2014, we have not incurred any material capital expenditures.

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

Remediation

To remediate the material weaknesses, as identified above, in internal control over financial reporting, management has taken or will take the following actions as the financial resources become available:

•	We have retained additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

•	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of accounting estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	We will build our procedures to effectively control our financial closing activities.

•	We will improve and automate the preparation of our audit schedules to include a systematic audit of all the figures presented in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014 the Company issued 694,626 shares of common stock to various employees and consultants at an average of $2.96 per share in exchange for services rendered.

On February 10, 2014, the Company issued 46,667 shares of common stock to the holder of a convertible promissory note at $2.25 per share upon the conversion of the promissory note with a fair market value of $105,000.

During nine months ended September 30, 2014, the Company issued 41,776 shares of common stock to several investors at an average of $2.56 per share in exchange for the settlement of accounts payable in the aggregate amount of $106,879.

During nine months ended September 30, 2014, the Company issued 3,239,780 shares of common stock to several accredited investors at a price of $2.25 per share for an aggregate purchase price of $7,289,499.

The Company also issued 5,000,000 share of its common stock in connection with the Media Graph transaction.

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

ADAPTIVE MEDIAS, INC.

November 13, 2014	/s/ Qayed Shareef
Qayed Shareef
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

November 13, 2014	/s/ Abdul Parmach
Abdul Parmach
Principal Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

