Form 10-K
period 2014-12-31
Adaptive Medias, Inc.
filed 2015-03-26
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $15,389,340 as of the end of the Registrant's second fiscal quarter (based on the closing sale price for the common stock on the OTC Markets on June 30, 2014). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the Registrant. The Registrant has no non-voting common equity.

As of March 26, 2015, there were 13,943,108 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. We have based these statements on our beliefs and assumptions, which we base on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 1. Business

History

The Company was organized on August 7, 2007 under the laws of the State of Nevada, as Fashion Net, Inc. whose business was to act as a fashion marketing/consulting company for specialty apparel goods. On June 30, 2010, the Board of Directors determined to change the direction of the Company’s business to develop a search and recommendation engine for mobile web sites and native mobile applications. In connection with this change of direction, on April 12, 2010, the Company changed its name to “Mimvi, Inc.”

Adaptive Media Acquisition and Merger

On July 1, 2013 (the “Closing Date”), Mimvi, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Company’s wholly owned subsidiary, Adaptive Media Acquisition Co., Inc., an Oregon corporation, merged with and into Adaptive Media, Inc., an Oregon corporation (“Adaptive Media”) formed on May 14, 2012, Adaptive Media was engaged in the business of Internet, mobile, and video advertising (the “Merger”). On the Closing Date, the parties executed all documents and filed the Plan of Merger with the Oregon Secretary of State. Upon consummation of the Merger, the Adaptive Media shareholders were issued 1,116,667 shares of common stock, par value $0.001 per share, of Mimvi constituting approximately 29.9% of the outstanding stock of the Company, and Mimvi shareholders retained approximately 70.1% of the Company.

Following the Merger, the Company changed its name to Adaptive Medias, Inc. on November 6, 2013 in order to better and more fully emphasis the Company’s mission of providing a complete, end-to-end supply-side platform for mobile, desktop video and online display advertising and the wind-down of the former Mimvi initiatives. In connection with the name change, effective on November 19, 2013, the Company’s ticker symbol was changed to ADTM.

Ember Acquisition and Merger

On December 4, 2013, the Company, entered into an Agreement and Plan of Merger whereby the Company’s wholly owned subsidiary, Ember Acquisition Co., Inc., a Delaware corporation, merged with and into Ember, Inc., a Delaware corporation (“Ember”). Upon consummation of the Merger, the Ember shareholders were issued 233,334 shares of common stock, constituting approximately 5.3% of the outstanding stock of the Company. The Merger caused Ember to become a wholly owned subsidiary of the Company. The Ember acquisition included ad-server and real-time-bidding technology and the employment of Ember’s engineers.

Media Graph Acquisition and Merger

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

Reverse Stock Split

On April 14, 2014, the shareholders of the Company authorized its Board of Directors to effectuate a reverse stock split, in the Board’s discretion (the “Reverse Stock Split”), which was ultimately declared effective by the Board of Directors as of the close of business on July 14, 2014. As a result of the Reverse Stock Split, every 30 issued and outstanding shares of the Company’s common stock was changed and converted into one share of common stock. Following the Reverse Stock Split, the Company continues to have 300,000,000 shares of common stock authorized for issuance, but the number of outstanding shares of the Company’s common stock was reduced from 192,364,735 shares to 6,412,225 shares. As required by the Financial Accounting Standards Board’s (FASB”) Accounting Standards Codification (“ASC”) Topic 260-10-55-12 “Earnings per Share” all share and per-share computations presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements are based on the new number of shares after the Reverse Stock Split.

Overview

Adaptive Medias, Inc. is a technology company based in Irvine, CA that focuses on providing digital video and mobile solutions for publishers, video content owners who need an easy, efficient, centralized solution for video content management, delivery, syndication and one of the only end-to-end monetization platforms driven by programmatic algorithms. The platform offers an HTML5 (Fully Responsive)/Flash-friendly video player but is player agnostic and provides premium content for publishers who need digital video to offer to their audiences or to supplement their video libraries. The Company grew organically and through three acquisitions over the past 18 months and has now integrated the different platforms that were acquired.

We believe that Adaptive Medias, through its core platform and technology enables its customers to provide their audiences with mobile experiences and premium video content and to monetize those audiences by serving and optimizing relevant brand advertisements while maintaining the user experience.

Our operations are organized into a single reportable segment. During our most recent fiscal year ended December 31, 2014, we generated net revenues of $5,075,226 and a net loss of $18,849,726 (and a net loss of $7,553,175 before charges related to the depreciation and amortization, impairment of goodwill and intangibles and stock-based compensation).

See Item 8 of Part II for more information on our consolidated balance sheets as of December 31, 2014 and 2013, and our consolidated statements of operations, statements of stockholders' equity (deficit), and statements of cash flows for each of the two years in the period ended December 31, 2014. Our fiscal year end is December 31. Our corporate headquarters as of March 26, 2015 are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com. The information contained on or that may be obtained from our website is not a part of this report.

Industry Overview

Consumers and audiences are increasingly watching video on mobile devices:

•	According to eMarketer two-thirds of the U.S. population watches digital video and the time spent watching digital video is growing aggressively (+56% year over year).

•	Cisco projects that in four years, 75% of the world’s mobile traffic will be video.

Advertisers and marketers are following this growth.

•	According to eMarketer the share of US cross-device digital video ad campaigns rose from just 17% to 51% between the first quarter of 2014 and the fourth quarter of 2014.

•	eMarketer also estimates that mobile ad spending will reach $64 billion during 2015 with a target of $158 billion by 2018.

Business Overview

Adaptive Medias, Inc: focuses on providing digital video and mobile technology and service solutions for publishers and content owners who need an easy, efficient, centralized solution for video content management, delivery, syndication and monetization. The platform offers an HTML5 (Fully Responsive)/Flash-friendly Video Player but is player agnostic and provides premium content for publishers who need digital video to offer to their audiences or to supplement their video libraries.

Customers pay a fee for the core Media Graph platform which allows the customer to upload and encode content and then store, manage, program and serve that content to their audiences. In addition, the core platform allows Adaptive Medias to provide the following options and supporting services:

•	The platform comes with a video player or the customer can use its player. The Company’s proprietary mobile-first player was designed for mobile devices, as compared to players that were originally designed as a desktop video player and then repurposed.
•	The platform services allow the customer to use the customer’s own advertising relationships, supplement those advertising campaigns with Adaptive Medias advertising orders or have Adaptive Medias fully-manage the advertising process on the customer’s behalf.
•	The platform provides content syndication and audience buying services – for content owners that may have unfilled advertising campaigns and need additional reach.
•	In addition, if publishers need premium video content or need to supplement their libraries with additional video content, Adaptive Medias platform provides the ability to select from collections of content or to license the content from other third parties.

Competition

Publishers and video content owners that want to engage audiences across mobile and other devices with video experiences are challenged with fragmented technology solutions and providers. They often have to acquire a content management system, content delivery network, desktop video player, mobile video player, an adserver, and ads from adnetworks or advertising exchanges via real-time-bidding (RTB) technology from multiple vendors and they may also incur other internal costs and inefficiencies to integrate the services so that they will continue working together.

As a result many vendors in the market provide components of the Adaptive Medias platform without providing the entire simplified platform or providing a video player that is mobile-first, that is designed for mobile devices and able to self-adapt to the particular mobile device the individual is using.

Our competitors include companies that provide online video players such as JW Player, CMS platform and desktop video players such as Ooyala and BrightCove, adserver and advertising network and service providers such as Tremor Video and FreeWheel, content delivery network providers such as Akamai, and video content licensing services such as NDM or AOL.

While we believe that the end-to-end solution provided by our Media Graph platform competes well with the products and services offered by these competitors, many of our competitors are more established in the industry than we are and have greater financial and personnel resources than we do. We do not represent a significant competitive presence in the industry.

Business Development

Our business development efforts are focused on three main areas:

•	publishers and content owners that have video content and need an easy, efficient, centralized technology platform solution for video content management, delivery, syndication and monetization;

•	white-label partners of websites that provide desktop or display-oriented advertising services to hundreds or thousands of websites and that need to provide a technology platform with video solutions or mobile solutions to supplement the services they currently provide to their website owners; and

•	syndication partners that have branded video content (i.e. video sponsored by or produced by brand advertisers) that need a player and platform to syndicate the content and reach additional audiences.

Separately but related, we focus on having relationships with Advertising Networks and Exchanges to assist our Publishers and Content owners in monetizing their content and audiences.

Recent Changes to Management

Effective as of January 26, 2015, Qayed Shareef was terminated by the Board of Directors from his positions as Chief Executive Officer and Director of the Company, due to pending criminal charges against Mr. Shareef and his inability to effectively continue to perform his obligations. Effective as of March 11, 2015, Omar Akram was appointed as our President and Chief Financial Officer.

Employees

As of March 26, 2015, the Company had approximately 30 employees and several consultants.

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

Item 1A. Risk Factors

The following important factors, and the factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our business, operations, financial results or financial condition and could cause our results of operations to be materially different from estimates or expectations. Other risks and uncertainties, of which we are currently unaware may also affect our results or operations adversely.

An investment in our securities is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in our securities.

Risks Related to the Company's Operations

Our intellectual property is valuable, and our inability to protect it could reduce the value of our products, services, and brand.

We currently do not have patents for any of our technology. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. The efforts we have taken to protect our proprietary rights may not be sufficient or effective.

Any significant impairment of our intellectual property rights could harm our business and our ability to compete. Also, protecting our intellectual property rights may be costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We have limited financial resources and are dependent on raising additional funds to support future operations.

As of December 31, 2014, we had $2,255,784 in cash and $4,072,155 in total current assets and we had total current liabilities of $4,649,595. The latter represents the total amount of accounts payable and accrued expenses that we owed and which are due for payment as of December 31, 2014. We have limited funds to pay all of our current liabilities. Should one or more of our creditors demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot continue to raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

For the year ended December 31, 2014, we incurred $18,849,726 in net losses and $8,462,981 in net losses for the year ended December 31, 2013. We anticipate that we will likely incur significant additional losses in the future as well.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have raised during the year ended December 31, 2014, we have no committed source of financing and there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern Uncertainties

As of December 31, 2014, we have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As of and for the years ended December 31, 2014 and 2013, our independent registered public accounting firm has issued a going concern qualification as part of their audit report included herein and included in our 2014 consolidated financial statements.

Our common stock is subordinate to existing and future debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2014, we had $ 4,686,991 reflected as total liabilities on our consolidated balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant control of the Company is held by management and principal shareholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 45% of our common shares (including stock options and warrants) as of March 26, 2015. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

Due to a limited public market our common stock may not be easily sold.

There is a limited trading market for our common shares, and there is no guarantee that a continuous liquid trading market will develop. All of our common shares are traded only on the OTC Bulletin Board and the OTCQB and there can be no assurance that the common shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange.

Our business is difficult to evaluate because we have a limited operating history.

We have a history of operating losses and we have incurred significant net losses in each of the last two years. . For the years ended December 31, 2014 and 2013, we had net revenues of $5,075,226 and $1,030,267 and incurred net losses of $18,849,726 and $8,462,981, respectively. These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

Our common stock is currently quoted on the OTC Bulletin Board and the OTCQB and is considered a "penny stock." The OTC Bulletin Board and the OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease two offices in Irvine, California. The first lease, for the premises located at 23 Mauchly, Suite 106, Irvine will expire in July 2015. We pay rent monthly at the rate of $1,710. We do not intend to renew this lease. We entered into a new lease on January 7, 2014 for the premises located at 16795 Von Karman Avenue, Suite 240, Irvine, California, 92606, our headquarters. The lease has a 39 month term and calls for monthly rent of $11,050, including common area charges. The premises are suitable for our current operations.

Item 3. Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against Mimvi (now Adaptive Medias, Inc.) in favor of Mario Armando Wilson and against the Company in the amount of $62,141 and the balance has been accruing interest. In 2014, the Company and Mr. Wilson reached a settlement agreement in which the Company granted Mr. Wilson 19,629 unregistered shares of stock and a commitment that the shares will be tradeable on June 3, 2015 at a value of $74,000 with any shortfall being paid in cash.

The Company was in an arbitration case entitled Felix Chan v. Mimvi (now Adaptive Medias, Inc.) which was proceeding before the American Arbitration Association. On December 12, 2014, the Arbitrator issued an award against the Company in the amount of $348,803 which has been accrued as of December 31, 2014. The Company is exploring options to have the award set-aside or reduced.

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

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member of Mimvi from 2010-2012. Ms. Besemer seeks damages equivalent to $400,000 of stock or the cash equivalent of such related to the termination of the Advisory Board role. The Company has responded to the Complaint and denied the allegations. The Company has been informed that the case in Santa Clara has been dismissed and that Ms. Besemer intends to refile the case in Southern California. As yet, the case has not been refiled.

On January 27, 2015, the Company has become aware of a recent cross-complaint filed by the former CEO of OneScreen. (Patel v. OneScreen, Adaptive Media, Inc and Qayed Shareef). The Company believes it has sufficient defenses against any of the claims in this matter and intends to vigorously defend its position.

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

The high and low bid quotations for our common stock for each of the quarters of our fiscal years ended December 31, 2014 and 2013 are set forth in the table below:

	Price Range
	High($)	Low($)

Quarter ended March 31, 2013	$13.20	$4.20
Quarter ended June 30, 2013	$7.20	$2.10
Quarter ended September 30, 2013	$4.80	$1.50
Quarter ended December 31, 2013	$3.60	$2.10
Quarter ended March 31, 2014	$4.50	$2.10
Quarter ended June 30, 2014	$4.20	$2.40
Quarter ended September 30, 2014	$4.30	$1.70
Quarter ended December 31, 2014	$5.45	$2.31

Holders: According to the records of Adaptive Medias’ transfer agent, Adaptive Medias had 351 stockholders of record as of March 26, 2015 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

In September 2013, our Board of Directors approved an increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, our Board of Directors approved an amendment to the 2010 Plan which increased the number of shares issuable pursuant to the 2010 Plan by 15,000,000 to 30,000,000 shares. Both amendments have also been approved by the Company’s shareholders. Upon completion of the Reverse Stock Split on April 14, 2014, the Company continues to have 30,000,000 shares issuable pursuant to the 2010 Plan.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2014.

	Number of securities to be Issued upon exercise of outstanding options, warrants And rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,477,977	(1)	$1.11	28,522,023
Total	1,477,977		$1.11	28,522,023

(1) Consists of our Amended and Restated 2010 Stock Incentive Plan, the material terms of which are described in Note 7 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K. The Plan provides for the grant of non-statutory or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, officers, directors or consultants. The Board of Directors administers the Plan, selects the individuals to whom awards will be granted, determines the number of awards to be granted, and the term and exercise price of each award. Stock options granted pursuant to the terms of the Plan are generally granted with an exercise price of 100% of the fair market value on the date of the grant (110% for awards issued to a 10% or more stockholder). The term of the options granted under the Plan cannot be greater than 10 years; 5 years for a 10% or more stockholder. Options vest at varying rates. An aggregate of 30,000,000 shares are reserved under the Plan, of which 28,522,023 shares were available for future grant at December 31, 2014.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Issuances of Unregistered Securities

During the year ended December 31, 2014 the Company issued 555,309 shares of its common stock to several consultants in exchange for services rendered with an aggregate fair value of $2,145,026 or $3.86 per share on average. Additionally, the Company issued and sold 3,239,780 shares of its common stock to several accredited investors for an aggregate purchase price of $7,289,500 or $2.25 per share on average. In the same period the Company issued 46,667 shares of common stock to the holder of a convertible promissory note at $2.25 per share upon the conversion of the promissory note with a fair market value of $105,000. During the period the Company issued 64,993 shares of its common stock for settlement of $195,879 of accounts payable. Finally the Company issued 5,000,000 of its common stock in connection with merger transactions with a fair value of $15,000,000 or $3.00 per share on average.

During the twelve months ended December 31, 2014, most of the stock purchase agreements wherein the Company sold and issued common shares to accredited investors provided for warrants to purchase common stock of the Company with strike prices that range from $2.25 to $15.00, at 100% warrant coverage. All of the foregoing securities transactions were made in reliance upon an exemption from registration under Section 4(2) of the Securities Act, and Regulation D promulgated thereunder in that the transactions involved private offerings of our unregistered securities, we did not make a public offering or sale of our securities, the investors were either accredited or unaccredited but sophisticated, and the investors represented to us that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

During 2014, Adaptive Medias focused on stabilizing and integrating the technology platform consisting of multiple legacy systems. With the acquisitions of Adaptive Media and Ember and the business combination with Media Graph Inc., we needed to take a moment to insure all of our technology stack properly works and is capable of handling the growth we are starting to experience. With the stabilization behind us, we plan to invest in additional business development resources to drive awareness and adoption of the platform to targeted customers. We also plan to invest in additional features and technology such as data visualization and insights and optimization tools that will further increase the value of the platform to current and future customers. We also intend to continue investing in research and development related to further streamlining the content marketplace service. The goal of these development efforts will be to maximize market penetration across our multiple streams of income within the video and mobile landscapes while improving the user experience. We also believe that as both our publisher and demand side sales teams becomes more seasoned, we will experience an increase in sales productivity.

Technology Enhancements and Customer Satisfaction

We will continue to make improvements to our technology platform. We will be focusing our development efforts in two main categories. The first effort will be to increase performance for our publishing partners through improved efficiency, higher fill rates and reduced Cost Per Thousand (“CPM”) impressions. The second effort will be a collaborative solution with the agencies and advertisers that could include planning, content monetization and strategic partnership opportunities. Both of these efforts will have the overarching goal of increasing our customer satisfaction and thus increasing our customer retention.

Ability to Increase Penetration in All Channels and All Devices

Our future performance is dependent on our continued ability to penetrate and grow our revenue in mobile and video channels but to also serve the needs of our customers that need help with display advertising. These revenues will come from both the publisher side through our RTB platform driving inventory monetization and through direct agency and advertiser contracts. Video and mobile represent the fastest growing channels currently, but we also see a significant opportunity in rich media and high impact display ads. Mobile device growth is eclipsing desktop growth. We are seeing an increase in requests for cross device targeting. We are working on a unique, non-Personal Identity Identifier (“PII”) solution based on our data store that will allow us to successfully identify users regardless of which device they are on.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included with this report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 is adequate, but actual write-offs could exceed the recorded allowance.

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

In accordance with FASB ASC Topic 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of websites, customer lists, developed technology and trade names. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of FASB ASC Topic 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). FASB ASC Topic 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to FASB ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

Revenue

For the year ended December 31, 2014, revenue was $5,075,226 compared to $1,030,267 for the year ended December 31, 2013, an increase of $4,044,959 or 393%. This increase was due to the successful growth of the Company’s advertising business along with acquisitions we consummated in 2014 and 2013. We believe the Company’s revenue growth will continue to accelerate in 2015.

Operating Expenses

For the year ended December 31, 2 014, our operating expenses increased to $19,941,879 from $8,278,881 for the year ended December 31 2013, an increase of $11,662,998 or 141%.

For the year ended December 31, 2014, the overall increase in the operating expenses was substantially due to the increase in general and administrative expenses, legal and professional fees, research and development, selling expenses, and impairment of intangibles, offset by a decrease in stock compensation expense. In 2014, general and administrative expenses increased to $4,044,468 from $2,197,784 for the year ended December 31, 2013, an increase of $1,846,684 or 84%, primarily due to the expansion in the number of employees and consultants required to operate a growing business as the Company matured into a revenue-stage company from a development-stage one. We expect general and administrative expenses to increase in absolute dollars in future periods.

Legal and professional fees in 2014 rose to $1,506,016 from $1,121,661 in 2013, an increase of $384,355 or 34%, due to a significant acquisition, numerous financing activities, expenses related to legacy obligations of the Company, and expenses related to public-company compliance. Impairment of intangibles increased in 2014 to $8,604,315 from $342,610 in the previous year, an increase of $8,261,705 or 2411% due to the write-off of certain intangibles associated with the Media Graph and the Adaptive Media transactions.

Selling expenses in 2014 increase to $1,712,328 from $0, an increase of $1,712,328 or 100%, due to a significant effort in securing additional revenue. We expect sales and marketing expenses to increase in absolute dollars in future periods, but at a slower growth rate.

Depreciation and amortization expenses increased to $1,485,384 from $206,416, and increase of $1,278,968 or 620%, due to the acquisition of several fixed assets and intangibles in connection with the Media Graph transaction, along with the acquisitions consummated in 2013. We expect depreciation and amortization to increase in absolute dollars in future periods.

In addition, a portion of the general and administrative expenses and legal and professional fees incurred in 2014 and 2013 were paid in the form of our restricted common stock and are reflected in the consolidated financial statements under stock compensation expense. In the event that individuals or consultants who provided services on behalf of the Company were compensated in stock, all of the common shares issued were priced at fair value based on the closing price of our stock on the date of issuance. All of the options issued were priced using the Black-Scholes option pricing model. Stock based compensation expense decreased in 2014 to $1,206,852 from $4,154,665 in 2013, a decrease of $2,947,813 or 71%. The decrease in 2014 was a result of a decrease in the use of stock and stock options as compensation from the prior year, as well as the granting of stock and options to a reduced pool of employees and consultants.

Research and development expenses consist of software engineering costs for employees and consultants that are developing specific Adaptive Medias products. For the year ended December 31, 2014, the research and development expenses increased to $1,381,873 from $255,745 for the year ended December 31, 2013, an increase of $1,126,128 or 440%. This increase is due primarily to a shift of the business model resulting from the acquisition of Media Graph, Inc. in July 2014. We expect research and development expenses to increase in absolute dollars in future periods.

For the year ended December 31, 2014, the Company had a loss on extinguishment of debt of $19,379 compared to a gain of $15,988 for the year ended December 31, 2013, an increase in losses of $35,367 primarily due to unfavorable settlements of certain debt obligations of the Company.

For the year ended December 31, 2014, the interest expense decreased to $42,171 compared to $486,396 for the year ended December 31, 2013, a decrease of $444,225 or 91%. In 2013, we recorded amortization of debt discount related to the agreement with Gemini Master Fund.

Net Loss

For the year ended December 31, 2014, we incurred a loss of $18,849,726 or $2.04 per share - basic and diluted, compared to a net loss of $8,462,981, or $2.52 per share - basic and diluted for the year ended December 31, 2013, an increase of $10,386,745 or 123%. See above for the detailed explanations of the each category of expenses.

Liquidity and Capital Resources

As of December 31, 2014, we had $2,255,784 cash available and $4,072,155 of total current assets consisting of prepaid expenses of $61,478 and accounts receivable of $1,754,893. We had total current liabilities of $ 4,649,595 consisting of accounts payable and accrued expenses.

We currently have limited funds to pay our accounts payable and accrued expenses. Should one or more of our creditors seek or demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face the risk of defaulting on our obligations to our creditors with the consequential legal and other costs that would adversely impact our ability to continue our existence.

Our insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition.

During the year ended December 31, 2014, we raised $7,289,500 in equity financing, however, this does not alleviate our current financial position, nor does it enable us to sustain our current operations. For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our employees, consultants, and others.

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. We have no committed sources of financing. Apart from the limited funds that we have received from selling our securities there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

The following is a summary of the Company's cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2014 and 2013:

For the Year Ended
	December 31, 2014	December 31, 2013

Net cash used in operating activities	$(4,471,775)	$(2,827,966)

Net cash used in investing activities	$(300,504)	$(2,491)

Net cash provided by financing activities	$7,005,875	$2,789,359

Net (decrease) increase in cash	$2,233,596	$(41,098)

Cash - beginning of year	$22,188	$63,286

Cash - end of year	$2,255,784	$22,188

Going Concern Uncertainties

The Company has a history of operating losses and has incurred significant net losses in each fiscal year since its inception. For the years ended December 31, 2014 and 2013, we had net revenues of $5,075,226 and $1,030,267 and incurred net losses of $18,849,726 and $8,462,981, respectively. We will need to generate significant additional revenue and/or cost reductions to achieve profitability. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a "going concern" qualification as part of their report on our consolidated financial statements for the year ended December 31, 2014, which is contained elsewhere in this Annual Report on Form 10-K.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

We believe that our processes and controls provide reasonable assurance for the consolidated financial statement preparation and presentation. However, because of inherent limitations in the size of the Company’s organization, our internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such assessment, our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) determined that, as of December 31, 2014, our internal control over financial reporting is not effective.

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

We carried out an evaluation under the supervision and with the participation of management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2014. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the 2014 fiscal year at a reasonable assurance level, as a result of material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in GAAP and a proper segregation of duties based on our size and available resources. These material weaknesses are due to an insufficient numbers of properly trained and experienced personnel available to independently test the design of our key controls at the financial activity level as well as the insufficient operations of information technology general controls in identifying a deficiency, or combination of deficiencies, which may result in a reasonable possibility that a more than an inconsequential misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal year 2014 could have led to an error in the original accounting of the estimated fair market value of certain security instruments.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We plan to retain additional accounting personnel and continue to enhance our internal finance and accounting organizational structure.

•	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates, performing impairment analyses, and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we now believe that these material weaknesses are currently being addressed, we will continue our remediation efforts during fiscal year 2015.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Director Since
Jim Waltz (1)	Acting Chief Operating Officer
Omar Akram (2)	SVP, Product & Technology, President, Chief Financial Officer and Director	December 31, 2013
Bryan Nguyen (3)	Chief Technology Officer	July 1, 2014
Bruce Wiseman (4)	Director	May 7, 2014
Mark Lambert (5)	Director and Chairman of the Audit Committee	September 1, 2014

Background of Directors and Executive Officers

(1) Jim Waltz, 45, was appointed Acting Chief Operating Officer in January 2015. Since August 2010, Mr. Waltz has served as the Chief Executive Officer of Beanstock Media, a leading advertising-technology company, where he heads business strategy and execution using his hands-on knowledge of the inner workings of the technology and his strategic vision of the ad serving and ad network worlds to connect consumers with rich, engaging and relevant interactive ad content. Prior to joining Beanstock Media, Mr. Waltz held senior positions, including President, Chief Executive Officer and Vice President of Sales, at Traffic MarketPlace, AdModus and DoubleClick, respectively.

(2) Omar Akram, 44, Vice President of Product & Technology was appointed to the Company’s Board of Directors as of December 31, 2013 and on March 11, 2015 was appointed the position of President and Chief Financial Officer. Mr. Akram attended California State University, Long Beach and has fifteen years of experience in the technology industry. Mr. Akram has expertise in multiple life-cycle methodologies from conception to completion and a strong background in ad platforms, operations, targeting technology, product implementation, e-commerce, and overall site monetization strategy. Prior to joining the Company, Mr. Akram served as a Director of Product Development at Tactara from March 2012 until January 2013, where he primarily built out the Display RTB platform; Senior Product Development Manager at SpinMedia from December 2011 until April 2012, where he managed an Ad Production team consisting of developers and designers; and Senior Product/Project Development Manager at Epic Marketplace from April 2009 until November 2011, where he was responsible for successfully migrating the core Ad-Serving platform to a white labeled solution, deploying a data warehousing/ BI solution, and migrating the company’s Ad-Serving platform to a cloud vendor Because of his long experience in the technology industry during which time he assisted with the development of technology products for the market we serve, we determined that Mr. Akram should be appointed to the Board of Directors.

(3) Bryan Nguyen, 39, Chief Technology Officer, has nearly two decades of experience in computer science and has worked in many high-tech industries, including e-commerce, online banking, IT, online advertising and big data. Prior to joining the Company in February 2014, Mr. Nguyen served as Ad Server Architect at MyBuys from July 2011 until February 2014, Director of Technology at Traffic Marketplace from July 2009 until July 2011, and Senior Software Engineer/Java Architect at Connexus March 2007 until June 2009. Nguyen graduated from UC Berkeley with a degree in Computer Science.

(4)Bruce Wiseman, 50, Director, has over 25 years of experience in operational and financial roles at companies including: Disney, Yahoo Search Marketing, Veoh, Fox Audience Network, Rubicon, Adconion Media Group and Price Waterhouse. Since August 2013, he has run his own consulting business, Wiseman & Associates, helping businesses that are going through significant growth and change make good operational and financial decisions and build frameworks for aligning strategic, operational and financial goals. Mr. Wiseman served as Chief Operating Officer (Global) at Adconion Media Group from February 2012 until August 2013, Chief Operating Officer (North America) at Adconion Media Group from March 2011 until February 2012, Executive Vice President, Chief Financial Officer and Chief Operating Officer at Fox Audience Network from October 2009 until March 2011. Because of his extensive experience in strategic, operational and financial leadership, we determined that Mr. Wiseman should be appointed to the Board of Directors.

(5) Mark Lambert, 50, Director and Chairman of the Audit Committee is currently Chief Financial Officer of ClearSlide, which is a cloud-based SaaS platform for streamlining and improving the communications and document sharing process used by sales teams and businesses. Mr. Lambert has over 20 years of financial experience at companies including GAP, 3Com, Yahoo, Tell-me, Connexus and Blurb. Prior to joining ClearSlide in June 2012, Mr. Lambert served as Chief Financial Officer at Blurb from March 2010 until June 2012, and Chief Financial Officer at Connexus Corporation from 2007 until 2012. Because of his valuable experience software publishing and his financial expertise, we determined that Mr. Lambert should be appointed to the Board of Directors.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Except as set forth below, we believe that, during fiscal 2014, our Directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Adaptive Medias, Inc. and the written representations of its directors and executive officers.

James Batmasian, a beneficial owner of greater than 10% of our issued and outstanding shares of common stock, failed to timely file one Form 3 and one Schedule 13D reporting his acquisition of 1,777,778 shares of common stock. Mr. Batmasian filed such Form 3 and Schedule 13D on October 23, 2014.

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company has an audit committee that performs these main functions: (1) selection and oversight of the Company's independent accountant; (2) establishment of procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engagement of outside advisors. The Company's Board of Directors has determined that at least one member of the Audit Committee, Mr. Mark Lambert is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The Board of Directors believes that Mr. Mark Lambert has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee and is independent.

Stockholder Nominations

We do not now have, nor have we had in the past, procedures by which stockholders may recommend nominees to our Board of Directors.

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

The Company has not adopted a corporate code of ethics that applies to its executive officers, however it intends to do so in 2015.

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

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2014 and 2013 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other executives who were serving as executive officers at the end of fiscal year 2014.

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)(5)	($)(5)	($)	($)
Qayed Shareef (1)	2014	$153,333	$116,326	$-	$-	$-	$269,659
Chief Executive Officer	2013	$47,030	$-	$-	$-	$-	$47,030

Omar Akram (2)	2014	$122,917	$5,000	$-	$17,620	$-	$145,537
VP, Product & Technology	2013	$47,750	$-	$-	$9,735	$-	$57,485

Abdul Parmach (3)	2014	$80,000	$-	$	$13,788	$-	$93,788
Principal Accounting Officer	2013	$34,375	$-	$-	$7,704	$-	$42,079

Bryan Nguyen (4)	2014	$166,625	$-	$30,000	$18,315	$-	$214,940
Chief Technology Officer	2013	$-	$-	$-	$1,431	$-	$1,431

(1) Mr. Shareef became Chief Executive Officer in July 2013. His employment agreement called for a base salary of $10,000 per month for the period of January 1 through August 31, 2014. Starting on September 1, 2014 his base salary was increased to $18,333 per month. On January 21, 2014, the Company’s Board of Directors, voting without Mr. Shareef, determined to amend (the “Amendment”) Mr. Shareef’s Executive Employment Agreement dated July 1, 2013 (the “Employment Agreement”) in order to award him a bonus of $16,667 per month, payable on the first day of each month, from February through July 2014. On July 11, 2014, the Company’s Board of Directors, determined Mr. Shareef eligible for an ongoing annual bonus of $30,000 based on achieving the second half of the year revenue goal, as set forth by the Board. In connection with this disposition, Mr. Shareef was awarded $16,325. Effective as of January 26, 2015, Qayed Shareef was terminated by the Board of Directors from his positions as Chief Executive Officer and Director of Adaptive Medias, Inc

(2) Mr. Akram’s compensation is $12,500 per month. His employment agreement called for a base salary of $8,333 per month for the period of January 1 through July 15, 2014. Starting on July 16, 2014 his base salary was increased to $12,500 per month.

On July 26, 2013, he was granted the option to purchase 16,667 shares with an exercise price of $2.70 per share.

(3) Mr. Parmach’s compensation is $7,083 per month. He was appointed as the Company’s Principal Accounting Officer on August 16, 2013. His employment agreement called for a base salary of $6,250 per month for the period of January 1 through June 30, 2014. Starting on July 1, 2014 his base salary was increased to $7,083 per month. On July 26, 2013, Mr. Parmach was granted the option to purchase 15,000 shares with an exercise price of $2.70 per share. On July 1, 2014, Mr. Parmach was granted the option to purchase 1,667 shares with an exercise price of $2.55 per share. Effective as of March 9, 2015, Abdul Parmach resigned as Principal Accounting Officer of the Company

(4) Bryan Nguyen became Chief Technology Officer in July 2014. His employment agreement called for a base salary of $15,500 per month. On September 9, 2013 he was granted the option to purchase 3,333 shares with an exercise price of $3.00. On February 2, 2014 he was granted the option to purchase 33,333 shares with an exercise price of $2.55. In March 2014, Mr. Nguyen transitioned from the role of Chief Technology Officer to Senior Developer to focus on the data insight needs of the Company.

(5) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2014 and 2013 to each of the named executive officers, in accordance with FASB ASC Topic 718, Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by our named executive officers at December 31, 2014.

			Number of securities
	Number of securities		underlying
	underlying unexercised		unexercised		Option
	options		options		exercise price
Name	(#) exercisable		(#) unexercisable		($)	Option expiration date

Qayed Shareef	0		0		$-	-
Omar Akram	6,445	(1)	10,222	(1)	$2.70	7/26/2023
Abdul Parmach	6,095	(2)	8,905	(2)	$2.70	7/26/2023
Abdul Parmach	0	(3)	1,667	(3)	$2.25	7/1/2024
Bryan Nguyen	2,085	(4)	1,248	(4)	$3.00	9/9/2023
Bryan Nguyen	0	(5)	33,333	(5)	$2.55	2/18/2024

(1) An option was granted to Mr. Akram on July 26, 2013 for 16,667 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.
(2) An option was granted to Mr. Parmach on July 26, 2013 for 15,000 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.
(3) An option was granted to Mr. Parmach on July 1, 2014 for 1,667 shares at an exercise price of $2.25 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.
(4) An option was granted to Mr. Nguyen on September 09, 2013 for 3,333 shares at an exercise price of $3.00 per share. The options vest equally over a period of 24 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.
(5) An option was granted to Mr. Nguyen on February 18, 2014 for 33,333 shares at an exercise price of $2.55 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for 2014 fiscal year by the Company’s directors.

		Fees Earned or	Stock	Option	All Other
		Paid in Cash	Awards	Awards	Compensation	Total
Name	Year	($)	($)(3)	($)(3)	($)	($)

Qayed Shareef	2014	$-	$-	$-	$-	$-
Chief Executive Officer and Chairman of the Board

Omar Akram	2014	$-	$-	$-	$-	$-
Vice President, Product & Technology and Director

Bruce Wiseman (1)	2014	$60,000	$42,616	$5,911	$-	$108,527
Director

Mark Lambert (2)	2014	$3,333	$23,648	$5,911	$	$32,892
Director and Chairman of the Audit Committee

(1) Effective May 7, 2014, Bruce Wiseman was appointed by the Company's Board of Directors as a member thereof. The monthly salary for the services rendered is $7,500. On July 1, 2014 he was granted 33,334 shares of restricted stock. On September 1, 2014 he was granted an option to purchase 16,667 shares of common stock with an exercise price of $2.14 per share. The stock and the option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(2) Effective September 1, 2014, Mark Lambert was appointed by the Company's Board of Directors as a member thereof and as Chairman of the Audit Committee. The quarterly salary for the services rendered is $2,500. September 1, 2014 he was granted 33,334 shares of restricted stock .On September 1, 2014 he was granted the Option to purchase 16,667 shares of common stock with an exercise price of $2.14 per share. The stocks and option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested stock and options become immediately exercisable.

(3) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during the 2014 fiscal year to each of the directors, in accordance with FASB ASC Topic 718, Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and named executive officers, and by all of the Company's Directors and executive officers as a group as of March 26, 2015.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of on or before May 26, 2015, which is 60 days from March 26, 2015, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable on or before May 26, 2015 are considered to be outstanding. These shares, however, are not considered outstanding as of March 26, 2015 when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on our shares of common stock outstanding as of March 26, 2015.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class (1)
Holders of Greater Than 5%:

Jim Batmasian Investments Limited	1,950,778	11%
Onescreen Partners Inc.	1,228,500	7%
Onescreen Partners B Inc.	1,217,500	7%
Onescreen Inc.	1,000,000	6%

Directors and Named Executive Officers:
Omar Akram, President, CFO, Vice President Product & Technology and Director (1)	66,001	0%
Bruce Wiseman, Director (2)	135,503	1%
Jim Waltz, Acting Chief Operating Officer	0	0%
Mark Lambert, Director (3)	50,001	0%
Bryan H. Nguyen, Chief Technology Officer (4)	45,001	0%

All Directors and Officers as a group (5 persons)	296,506	2%

Omar Akram, President, CFO, Vice President Product & Technology and Director (1): Mr. Akram’s beneficial ownership includes options to purchase 16,667 shares at an exercise price of $2.70 per share.

Bruce Wiseman, director (2): Mr. Wiseman’s beneficial ownership includes options to purchase 16,667 shares at an exercise price of $2.14 per share and restricted stock grants for 25,000 shares.

Mark Lambert, Director (3): Mr. Lambert’s beneficial ownership includes options to purchase 16,667 shares at an exercise price of $2.14 per share and restricted stock grants for 25,000 shares.

Bryan H. Nguyen, Chief Technology Officer (4): Mr. Nguyen's beneficial ownership includes options to purchase 3,334 shares at an exercise price of $2.70 per share and option to purchase 33,334 shares at an exercise price of $2.55 per share.

Equity Compensation Plan Information

A description of the Company’s Amended and Restated 2010 Stock Incentive Plan is provided in Item 5 under the heading “Equity Compensation Plan Information” and is incorporated herein by reference.

Changes in Control Arrangements

Upon a change of control, some employee stock options may be subject to accelerated vesting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment compensation described above in “Executive Compensation” and the transactions described below, since January 1, 2013 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any related person of Adaptive Medias, Inc. had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K under the Exchange Act.

•	On April 1, 2014, the Company entered into an Independent Contractor Master Agreement with Bruce Wiseman, director of the Company, pursuant to which Mr. Wiseman provides various operational, analytical and decision-support consulting services to the Company at an hourly rate of $300 per hour, 50% of which is payable monthly in cash and 50% of which is payable quarterly in the form of restricted stock. During 2014, $250,721 in cash compensation was earned by Mr. Wiseman pursuant to this agreement and 77,168 shares of common stock were issued to Mr. Wiseman at a value on the grant date of $242,985. The agreement may be terminated by either party upon 2 weeks’ notice.

•	On October 1, 2014, the Company entered into a Consulting Agreement with Norman Brodeur, a beneficial owner of greater than 10% of the Company’s outstanding stock, pursuant to which Mr. Brodeur provides management and business consulting services, primarily in connection with identifying and evaluating prospective strategic business opportunities and alliances and managing prospective investor relations in exchange for a fee of $16,000 per month. The agreement may be terminated by either party upon 30 days’ notice.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We periodically review the independence of each director. Pursuant to this review, at this time one of our directors, is independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2014 and 2013 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2014	2013
Audit fees	$78,575	$45,250
Audit-related fees	-	-
Tax fees	1,100	-
All other fees	17,320	-
Total fees	$96,995	$45,250

Audit Fees: Represents fees for professional services provided for the audit of our annual consolidated financial statements, services that are performed to comply with generally accepted auditing standards, and review of our consolidated financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

During the year ended December 31, 2014, the Company was billed $78,575 in audit fees by Ramirez Jimenez International CPAs.

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

All Other Fees : Our auditor was paid $17,320 in other fees for professional services during the fiscal years ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1	Articles of Incorporation filed with Secretary of State of the State of Nevada on August 7, 2007 (1)
3.2	Bylaws (1)
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 4, 2010 (2)
3.4	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 12, 2012 (3)
5.1	2,000,000 shares of Common Stock registered pursuant to 2013 Consultant Stock Plan (4)
10.1	Agreement and Plan of Merger, dated December 28, 2012 (5)
10.2	Securities Purchase Agreement and Issuance of Convertible Notes issued May 21, 2013 (6)
10.3	Agreement and Plan of Merger with Adaptive Medias, Inc., dated July 1, 2013 (7)
10.4	Agreement and Plan of Merger with Adaptive Medias, Inc., dated December 4, 2013 (8)
10.5	$100,000 Secured Promissory Note, dated January 21, 2014 (9)
10.6	Stock Pledge Agreement for 18,628,900 shares, dated January 21, 2014 (9)
10.7	Stock Purchase Agreement whereby Kasian Franks purchased 10,000,000 shares of the Company, dated January 8, 2010 (10)
10.8	Stock Purchase Agreement by and among the Company, OneScreen, Inc. and Media Graph, Inc., dated as of June 30, 2014 (11)
99.1	2013 Consultant Stock Plan, dated October 5, 2013 (4)
99.2	Amended and Restated 2010 Stock Incentive Plan, dated October 5, 2012 (4)

24.1	Powers of Attorney*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

(1)	Filed with the SEC on October 3, 2008 as an exhibit to the Registrant’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
(2)	Filed with the SEC on April 16, 2012 as an exhibit to the Registrant’s current report on Form 10-K, which exhibit is incorporated herein by reference.
(3)	Filed with the SEC on April 10, 2013 as an exhibit to the Registrant’s annual report on Form 10-K, which exhibit is incorporated herein by reference.
(4)	Filed with the SEC on February 25, 2013 as an exhibit to the Registrant’s registration statement on Form S-8, which exhibit is incorporated herein by reference.
(5)	Filed with the SEC on January 7, 2013 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the SEC on May 28, 2013 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(7)	Filed with the SEC on July 2, 2013 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(8)	Filed with the SEC on December 9, 2013 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(9)	Filed with the SEC on January 21, 2014 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(10)	Filed with the SEC on February 1, 2010 as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.
(11)	Filed with the SEC on July 17, 2014 as an exhibit to the Registrant’s current report on Form 8-K, which is incorporated herein by reference.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADAPTIVE MEDIAS, INC.
(Registrant)

March 26, 2015	By:	/s/ Omar Akram
Omar Akram President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Omar Akram	President, Chief Financial Officer	March 26, 2015
Omar Akram	and Director

/s/ Bruce Wiseman*	Director	March 26, 2015
Bruce Wiseman

/s/ Mark Lambert*	Director	March 26, 2015
Mark Lambert

* Omar Akram, by signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such director and filed with the Securities and Exchange Commission.

By:	/s/ Omar Akram
Omar Akram, Attorney-in-Fact

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

of Adaptive Medias, Inc.:

We have audited the accompanying consolidated balance sheets of Adaptive Medias, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Adaptive Medias, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Medias, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, had negative working capital of $577,440 and an accumulated deficit of $40,172,716 at December 31, 2014, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

RAMIREZ JIMENEZ INTERNATIONAL CPAs

Irvine, California

March 26, 2015

ADAPTIVE MEDIAS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$2,255,784	$22,188
Accounts receivable, net of allowance of $242,632 and $15,393, at December 31, 2014 and 2013, respectively	1,754,893	609,993
Prepaid expenses	61,478	126321
Total current assets	4,072,155	758,502
Furniture and fixtures, net	72,476	2,044
Other assets:
Intangible assets, net	8,018,170	2,878,440
Deposits	34,843	5,793
Total other assets	8,053,013	2,884,233
Total assets	$12,197,644	$3,644,779
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,649,595	$1,711,179
Convertible notes payable	-	300,000
Total current liabilities	4,649,595	2,011,179

Other liabilities	37,396	-
Total liabilities	4,686,991	2,011,179
Stockholders' Equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 13,869,771 and 4,963,022 shares issued and outstanding at December 31, 2014 and 2013, respectively	13,866	4,963
Additional paid in capital	47,669,503	22,943,002
Common stock payable	-	8,625
Accumulated deficit	(40,172,716)	(21,322,990)
Total stockholders' equity	7,510,653	1,633,600
Total liabilities and stockholders' equity	$12,197,644	$3,644,779

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statements of Operations

	For the years ended
	December 31,
	2014	2013

Revenue	$5,075,226	$1,030,267

Cost of revenue	3,940,350	743,959

Gross profit	1,134,876	286,308

Operating expenses:
Legal and professional fees	1,506,016	1,121,661
Research and development	1,381,873	255,745
General and administrative expenses	4,044,468	2,197,784
Selling expenses	1,712,328	-
Depreciation and amortization	1,485,384	206,416
Stock compensation expense	1,206,852	4,154,665
Impairment of intangibles	8,604,315	342,610
Loss on disposal on equipment	643	-
Total operating expenses	19,941,879	8,278,881

Loss from operations	(18,807,003)	(7,992,573)

Other (income) expense:
Other income	(18,827)	-
(Gain) loss on extinguishment of debt	19,379	(15,988)
Interest expense	42,171	486,396
Total other expense	42,723	470,408

Net loss	$(18,849,726)	$(8,462,981)

Net loss per common share - basic and diluted	$(2.04)	$(2.52)

Weighted average number of common shares outstanding - basic and diluted	9,233,075	3,355,003

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Statements of Stockholders' Equity (Deficit)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, January 1, 2013	2,068,990	2,069	12,062,615	8,625	(12,860,009)	(786,700)

Stock-based compensation / common shares issued for services	360,589	361	4,154,304	-	-	4,154,665
Amortization of debt discount	-	-	424,600	-	-	424,600
Common shares issued for cash-less exercise of warrants	95,834	96	2,779	-	-	2,875
Common shares issued for cash	915,278	915	2,364,085	-	-	2,365,000
Common shares issued for settlement of accounts payable	144,643	145	577,660	-	-	577,805
Stock issued for merger and acquisition	1,351,465	1,351	3,297,985	-	-	3,299,336
Common shares issued for conversion/debt	26,223	26	58,974	-	-	59,000
Net loss	-	-	-	-	(8,462,981)	(8,462,981)
Balance, December 31, 2013	$4,963,022	$4,963	$22,943,002	$8,625	$(21,322,990)	$1,633,600

Stock-based compensation / common shares issued for services	555,309	549	2,144,477	-	-	2,145,026
Stock issued for merger	5,000,000	5,000	14,995,000	-	-	15,000,000
Common shares issued for cash	3,239,780	3,240	7,286,260	-	-	7,289,500
Common stock payable	-	-	-	(8,625)	-	(8,625)
Common shares issued for conversion/debt	46,667	47	104,953	-	-	105,000
Common shares issued for settlement of accounts payable	64,993	67	195,811	-	-	195,878
Net loss	-	-	-	-	(18,849,726)	(18,849,726)
Balance, December 31, 2014	$13,869,771	$13,866	$47,669,503	$-	$(40,172,716)	$7,510,653

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(18,849,726)	$(8,462,981)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	25,117	447
Amortization of intangibles	1,460,267	205,969
Allowance for bad debts	326,398	15,393
Impairment of intangibles	8,604,315	342,610
Common stock issued for services / interest	2,145,026	4,154,665
Amortization of debt discount on notes payable	-	424,600
(Gain) loss on extinguishment of debt	19,379	(15,988)
Loss on disposal on equipment	643	-
Change in operating assets and liabilities:
Accounts receivable	(1,471,298)	(466,224)
Prepaid expenses	64,843	376,108
Deposits	(29,050)	10,761
Accounts payable and accrued expenses related parties	-	(10,790)
Accounts payable and accrued expenses	3,194,915	597,464
Other liabilities	37,396	-
Net cash flows used in operating activities	(4,471,775)	(2,827,966)
Cash flows from investing activities:
Purchase of property and equipment	(14,079)	(2,491)
Purchase of intangibles	(286,425)
Net cash flows used in investing activities	(300,504)	(2,491)
Cash flows from financing activities:
Payments of convertible notes payable	(275,000)	(223,700)
Proceeds from convertible note	-	582,700
Proceeds from issuance of common stock	7,289,500	2,365,000
Cash acquired in acquisition	-	65,359
Common stock payable	(8,625)	-
Net cash flows provided by financing activities	7,005,875	2,789,359

Net (decrease) increase in cash	2,233,596	(41,098)

Cash, beginning of year	22,188	63,286

Cash, end of year	$2,255,784	$22,188

Cash paid during the year for:
Interest	$42,171	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Discount on convertible notes	$-	$424,600
Common stock issued for conversion of debt	$-	$59,000
Common stock issued to satisfy accounts payable	$195,878	$577,805
Common stock issued for cash-less warrant exercise	$-	$2,875
Increase (decrease) in prepaid common stock compensation	$346,667	$-
Issuance of common stock for repayment of convertible note	$105,000	$-
Common stock issued for merger/acquisition consideration	$15,000,000	$3,299,336

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company is a technology company that focuses on providing digital video and mobile solutions for publishers and content owners who need an easy, efficient, centralized solution for video content management, delivery, syndication and monetization. The platform provides the Company’s proprietary, mobile-first video player that was designed to optimize playback in mobile devices but allows customers to use their own or third party video players. The platform also (1) allows customers to serve advertisements that are direct-by their own sales teams or sold by the Company or a combination, and (2) provides premium content for publishers who need digital video to offer to their audiences to supplement the customers’ own video library.

The Company grew organically and through three acquisitions over the past 18 months and invested in integrated the different platforms that were acquired.

Adaptive Media, Inc. Transaction

On July 1, 2013, the Company entered into an agreement whereby it acquired Adaptive Media as a wholly owned subsidiary. Adaptive Media shareholders were issued 1,116,667 share of common stock constituting approximately 30% of the then outstanding stock of the Company. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$65,359
Accounts receivable, net	159,162
Other	15,346
Intangible assets	2,552,214
Deposits	1,554
Accounts payable and accrued expenses	(281,135)
Total purchase price allocated	$2,512,500

Ember, Inc. Transaction

On December 4, 2013, the Company acquired Ember, Inc. (“Ember”). Ember shareholders were issued 233,334 shares of common stock, constituting approximately 5.3% of the outstanding stock of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Assembled Workforce	$97,000
Developed Software	236,000
Goodwill	188,000
Total purchase price allocated	$521,000

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2014, the Company had an accumulated deficit of $40,172,716 and generated net losses in 2014 and 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of December 31, 2014, the Company has continued to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the recent sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months.

The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to raise financing through the sale of its equity and/or debt securities;

2)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

3)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, respond to competitive pressures, develops new products and services, and supports new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and achieve profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2014 and 2013.

On April 14, 2014, the shareholders of the Company authorized its Board of Directors to effectuate a reverse stock split, effective as of the close of business on July 14, 2014. As a result of the reverse stock split, every thirty issued and outstanding shares of the Company’s common stock was changed and converted into one share of common stock. Following the reverse stock split, the Company continues to have 300,000,000 shares of common stock authorized for issuance. As required by the Financial Accounting Standards Board’s (FASB”) Accounting Standards Codification (“ASC”) Topic 260-10-55-12 “Earnings per Share” all share and per-share computations presented in these consolidated financial statements are based on the new number of shares after the reverse stock split.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Net Loss Per Share Calculation

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the years ended December 31, 2014 and 2013 were 9,233,075 and 3,355,003 respectively. Potential dilutive common shares amount to 4,357,604 and 5,159,744 in 2014 and 2013, respectively, and were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

Intangible Assets

Intangible assets consist of websites, customer lists, content and publisher relationships, developed technology and trade names and are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $286,425 and $0 in internal use software costs during the years ended December 31 2014 and 2013, respectively, which are included in intangible assets on the accompanying consolidated balance sheets.

Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $21,705 and $0 for the year ended December 31, 2014 and 2013, respectively.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Intangible Assets – Goodwill

The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability. An impairment charge is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows that are expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

The fair value of the warrants granted as a portion of the placement fee in connection with the convertible debt issued in 2013 were estimated to be $74,955 at the date of grant using the Black-Scholes option pricing model and the following assumptions: market value of the stock on the grant date was $0.1250; risk-free interest rate of 3.90%; dividend yield of 0%; volatility factor of 400%; weighted average expected life of 3 years; expected forfeiture rate of 0%.

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

The Company also follows ASC 740-10-25, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with ASC Topic 740, “Accounting for Income Taxes”. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes it is no longer subject to income tax examinations for the years prior to 2011.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718 Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an employee stock purchase plan based on the estimated fair values.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

For non-employee stock-based compensation, the Company applies FASB ASC Topic 505 Equity-Based Payments to Non-Employees, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with FASB ASC Topic 718.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of December 31, 2014 and 2013.

	Useful Lives	December 31, 2014	December 31, 2013

Websites	2 years	$11,297	$11,296
Customer lists	1 years	306,505	306,505
Developed technology	3 years	4,883,034	410,416
Trade names	3 years	85,607	85,607
		5,286,443	813,824
Less: accumulated amortization		$(1,666,237)	$(205,969)

Identifiable intangibles, net		3,620,206	607,855

Goodwill		4,397,964	2,270,585

Intangible assets, net		$8,018,170	$2,878,440

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

For the years ended December 31, 2014, the amortization for intangible assets was $1,460,267 and $205,969, respectively. The amortization expense for the years ending December 31, 2015, 2016 and 2017 are expected to be approximately $ 2,551,365, $2,245,488, and $489,590, respectively.

During 2014, the Company determined that the intangible assets associated with the Adaptive Media transaction were partially impaired and $87,207 was recognized as impairment of intangibles in the accompanying 2014 consolidated statement of operations as its fair value is less than its carrying book value. The goodwill associated with this transaction was also impaired in the amount of $61,892.

During 2014, the Company determined that the intangible assets associated with the Media Graph transaction were partially impaired and $2,292,599 was recognized as impairment of intangibles in the accompanying 2014 consolidated statement of operations, as their fair value is less than their carrying book value. The goodwill associated with this transaction was also impaired for $6,162,617.

The Company also recorded an impairment charge in the amount of $342,610 during 2013 relating an acquisition made in 2012.

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 of approximately $35.5 million for federal tax purposes and approximately $34.7 million for state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited.

Components of net deferred tax assets (liabilities), including a valuation allowance, are as follows at December 31:

	December 31,
	2014	2013
Net operating loss carryforwards	14,119,000	4,043,000
Stock-based compensation	3,972,000	3,244,000
Other	124,000	(236,000)
Valuation allowance	(18,215,000)	(7,051,000)
Total deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $11,164,000 and $5,522,115, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2014:

	December 31,
	2014	2013
Tax provision at statutory federal rate	34%	34%
State Income tax expense, net of federal benefit	4%	6%
True up beginning deferreds	0%	37%
Change in valuation allowance	(27)%	(65)%
Permanent differences	(11)%	(10)%
Other	(0)%	(2)%
Effective tax rate	(0)%	0%

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 5 – Notes Payable

Convertible Notes

On May 21, 2013, the Company and Gemini entered into a Security Purchase Agreement for the purchase and sale of a convertible promissory note agreement for a principal amount of $425,000 with an original issue discount of $25,000, a legal fee payment requirement of $5,000 and a placement agent fee of $32,000 for net proceeds of $363,000. A portion of the placement agent fee was paid through the issuance of 22,000 warrants to purchase common stock of the Company. The value of these warrants was estimated at $74,955 using the Black-Scholes option pricing model with the following inputs: discount rate of 3.90%, volatility of 400% and a term of three years.

The maturity date was December 31, 2013 with an annual interest rate of 8%. At any time after the issuance date until the note was no longer outstanding, this note was convertible, in whole or in part, into 141,667 shares of common stock of the Company at a per share price of $3.00, at the option of the holder subject to certain conversion limitations. Concurrently with the issuance of such note, the holder was granted a warrant to purchase 133,334 shares of the Company’s common stock with a strike price of $7.50, subject to certain potential adjustments to the strike price and including a cash-less exercise provision. The fair value of these warrants was estimated at $222,221 using the Black-Scholes option pricing model with the following inputs: Discount Rate of 3.90% and Volatility of 400% and a term of three years.

On December 16, 2013 the Company amended the note agreement such that:

(a) the Company would immediately pay $100,000 to Holder (the “Payment”), and such Payment would not be subject to any prepayment premium;

(b) Holder would convert $59,000 of unpaid principal into the common stock of the Company at $2.25 per share;

(c) the conversion price contemplated by the original documents would be changed to equal $2.25 per share;

(d) the total outstanding balance of the loan contemplated by the original documents would be reduced to $300,000; and

(e) the maturity date contemplated by the original documents would be extended from December 31, 2013 until May 31, 2014.

The respective discounts were being amortized over the period from the commitment date until the notes become convertible by the holder and all such discounts were fully amortized by December 31, 2013.

As of December 31, 2013, outstanding convertible notes payable were $300,000. As of December 31, 2014, there were no outstanding convertible notes payable balance. On February 10, 2014, the Company and Gemini settled the obligations under the convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with Gemini. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Short-Term Advances

During the year ended December 31, 2013, the Company received short term advances in aggregate amount of $41,200  from two parties with no formal payment arrangements and no interest requirements. As of December 31, 2013, the $41,200 had been paid in-full.

Note 6 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company's articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company's assets. As of December 31, 2014 and 2013, the Company had no preferred shares outstanding.

Common Stock

As of December 31, 2014 and 2013, the Company had 300,000,000, $0.001 par value shares of common stock authorized. The holders are entitled to one vote for each share on matters submitted to a vote to shareholders, and to share pro rata in all dividends payable on common stock after payment of dividends on any preferred shares having preference in payment of dividends.

During the year ended December 31, 2014 the Company issued 555,309 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $2,145,026 or $3.86 per share on average. The Company also issued and sold 3,239,780 shares of its common stock to several accredited investors for an aggregate purchase price of $7,289,500 or $2.25 per share on average. The Company issued 64,993 shares of its common stock for settlement of $195,879 of accounts payable or $3.01 per share on average. The Company issued 5,000,000 shares of its common stock in connection with merger transactions with a fair value of $15,000,000 or $3.00 per share on average. Finally, in the year ended December 31, 2014, the Company issued 46,667 shares of its common stock in connection with a convertible note with a fair value of $105,000 or $2.25 per share.

The total number of shares outstanding as of December 31, 2014 was 13,869,771.

During the year ended December 31, 2013 the Company issued 360,589 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $4,154,665 or $11.52 per share on average. The Company also issued 95,834 shares of its common stock to consultants in a cash-less exercise of warrants. Additionally, the Company issued and sold 915,278 shares of its common stock to several accredited investors for an aggregate purchase price of $2,365,000 or $2.58 per share on average. The Company issued 144,643 shares of its common stock for settlement of $577,805 of accounts payable or $3.99 per share on average. The Company issued 1,351,465 shares of its common stock in connection with merger transactions with a fair value of $3,299,336 or $2.44 per share on average. This number includes 6,667 shares held in escrow in connection to the transaction with Lone Wolf, Inc., and 16,293 shares that were issued as part of the transaction with Ember, Inc. that were canceled on December 31, 2013. Finally, in the year ended December 31, 2013, the Company issued 26,223 shares of its common stock in connection with a convertible note with a fair value of $59,000 or $2.25 per share.

The total number of shares outstanding as of December 31, 2013 was 4,963,022.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

During the year ended December 31, 2014, options for 1,058,770 shares had been granted, with 0 shares exercised, 122,849 shares forfeited and cancelled and 1,477,977 outstanding and 28,522,023 shares available for future grant. Shares authorized under the amended 2010 Plan will be available for issuance pursuant to options or awards granted under the Plan.

During the year ended December 31, 2013, options for 774,750 shares had been granted, with 10,000 shares exercised, 567,528 forfeited and 542,056 outstanding and 29,457,944 shares available for future grant.

The following table reflects the option activity during the years ended December 31, 2014 and 2013:

	Common	Average
	Shares	Exercise Price

Outstanding as of December 31, 2012	344,834	$12.60
Granted	774,750	4.80
Exercised	(10,000)	6.00
Forfeited, cancelled, expired	(567,528)	9.30
Outstanding as of December 31, 2013	542,056	$3.60

Granted	1,058,770	0.00
Exercised	-	-
Forfeited, cancelled, expired	(122,849)	2.59
Outstanding as of December 31, 2014	1,477,977	$1.11

During the year ended December 31, 2013, the Company issued 774,750 options to purchase its common stock while recording stock compensation expense for all of the options of $2,551,367 using the Black-Scholes option pricing model based upon the following assumptions: term of 3-5 years, risk free interest rate ranging from 0.07% ~ $0.75%, a dividend yield of 0% and a volatility rate of 400%

For the year ended December 31, 2014, the Company granted 1,058,770 options to purchase its common stock while recording stock compensation expense for these options of $471,043 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate ranging from 1.50% ~ 1.51%, a dividend yield of 0% and a volatility rate ranging from 133% ~ 145%. In that same period, 122,849 stock options were cancelled by the Company as they had been issued to certain consultants and employees who no longer provided services to the Company.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

For the years ended December 31, 2014 and 2013, the Company recorded $2,145,026 and $2,551,367as stock compensation expense for these options, respectively. Of the total in 2014, $1,206,852 is reflected as stock compensation expense and $938,174 is reflected as a component of general and administrative expenses.

2013 Consultant Stock Plan

The Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) on February 5, 2013 and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. During the year ended December 31, 2013, all 2,000,000 shares were issued under this 2013 Plan.

Warrants

The following table reflects warrant activity during the years ended December 31, 2014 and 2013:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2012	574,667	$9.90
Granted	1,335,959	$4.20
Exercised – cash	(66,667)	$3.00
Exercised - cash-less exercise	(95,834)	$3.00
Forfeited, cancelled, expired	(197,166)	$6.00
Outstanding and exercisable as of December 31, 2013	1,550,959	$4.80

Granted	1,462,002	$3.00
Exercised – cash	-	$-
Exercised - cash-less exercise	-	$-
Forfeited, cancelled, expired	(133,334)	$2.25
Outstanding as of December 31, 2014	2,879,627	$4.00

During the year ended December 31, 2013, the Company issued 1,335,959 warrants to purchase its common stock and recorded deferred financing cost for 133,333 warrants with an estimated fair value of $4,955 and debt discount of $222,221 for 133,334 warrants using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, risk free interest rate ranging from 3.90%, a dividend yield of 0% and a volatility rate of 400% (see Note 5). The remaining warrants were issued with the sale of common stock.

During the year ended December 31, 2014, the Company issued 1,462,002 warrants to purchase its common stock. The warrants are non-forfeitable as of December 31, 2014. In that same period, 133,334 warrants were cancelled in connection with a settlement of a note payable (see Note 5).

As of December 31, 2014, the Company maintained total outstanding warrants to purchase 2,879,627 shares of its common stock at an average exercise price of $4.00 per share.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Note 8– Commitments and Contingencies

Office Lease Agreements

The Company leases office space in Irvine, California under two leases that expire at various dates through March 2017. The current monthly rent was approximately $13,100 per month.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Years ending December 31,
2015	$148,644
2016	$140,400
2017	$36,075
Total:	$325,119

For the years ended December 31, 2014 and 2103 rent expense was $135,533 and $82,824, respectively.

Minimum Fees

On July 1, 2014, the Company entered into an agreement to purchase bandwidth for a period of 18 months with a total minimum amount of $413,775 due. Under the agreement, the Company expensed $139,810 during the year ended December 31, 2014, of which $23,189 was paid and $116,621 is included in accounts payable at December 31, 2014.

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against Mimvi (now Adaptive Medias, Inc.) in favor of Mario Armando Wilson and against the Company in the amount of $62,141 and the balance has been accruing interest. In 2014, the Company and Mr. Wilson reached a settlement agreement in which the Company granted Mr. Wilson 19,629 unregistered shares of stock and a commitment that the shares will be tradeable on June 3, 2015 at a value of $74,000 with any shortfall being paid in cash.

The Company was in an arbitration case entitled Felix Chan v. Mimvi (now Adaptive Medias, Inc.) which was a proceeding before the American Arbitration Association. On December 12, 2014, the Arbitrator issued an award against the Company in the amount of $348,803 and such amount has been accrued as of December 31, 2014. The Company is exploring options to have the award set-aside or reduced.

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

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member of Mimvi from 2010-2012. Ms. Besemer seeks damages equivalent to $400,000 of stock or the cash equivalent of such related to the termination of the Advisory Board role. The Company has responded to the Complaint and denied the allegations. The Company has been informed that the case in Santa Clara has been dismissed and that Ms. Besemer intends to refile the case in Southern California. As yet, the case has not been refiled.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On November 7, 2014, a former employee notified the Company of a disagreement over compensation and other matters. A complaint has not been filed and the former employee has expressed interest in settling the matter informally. The Company continues discovery and discussions with the former employee.

The Company has become aware of a claim by U-Chef, a creditor of OneScreen, in the amount of $93,237 (Ratatouille dba U-Chef v. OneScreen). The Company's position is that this case has no merit and intends to vigorously defend against it.

On January 27, 2015, the Company became aware of a recent cross-complaint filed by the former CEO of OneScreen. (Patel v. OneScreen, Adaptive Media, Inc and Qayed Shareef). The Company's position is that this case has no merit and intends to vigorously defend against it.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Note 9– Concentrations

The following table reflects the concentration of revenue for the years ended December 31, 2014 and 2013, respectively:

	Concentration for the years ended
	December 31,
	2014	2013

Customer 1	16%	-
Customer 2	15%	-

Customer 3		5%
Customer 4		4%

Included in accounts receivable was $585,673 from these two (2) customers as of December 31, 2014.

Included in accounts receivable was $194,082 from the two customers as of December 31, 2013

Note 10 – Related party transactions

Effective October 1, 2014, the Company contracted with its majority stockholder to provide consulting services. For the year ended December 31, 2014, the Company recognized $58,000 of expense for services rendered by the consultant, $42,000 of which was paid and $16,000 was included in accounts payable as of December 31, 2014.

Effective April 1, 2014, the Company contracted with a consultant to perform services requested by the Company on a non-exclusive basis. On May 7, 2014, this consultant was appointed by the Company’s Board of Directors as a member thereof. For the year ended December 31, 2014, the Company recognized $493,706 of expense for services rendered by this consultant/Director, $228,202 of which was paid in cash, $242,985 of which was paid with restricted stock and $22,519 of which was included in accounts payable as of December 31, 2014.

Note 11- Subsequent Events

The Company follows the guidance in FASB ASC Topic 855. Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Effective as of January 26, 2015, the Chief Executive Officer was terminated by the Board of Directors from his position as Chief Executive Officer and Director. The Board of Directors has established a committee of five individuals to actively search for a qualified successor Chief Executive Officer.

Effective as of January 25, 2015, the Company appointed an Acting Chief Operating Officer of the Company pursuant to a consulting agreement.

Effective as of March 9, 2015, the Principal Accounting Officer of the Company resigned.

Effective as of March 11, 2015, Omar Akram, a Director, was appointed President and Chief Financial Officer.

Issuance of Common Stock

Between January 1, 2015 and March 26, 2015, the Company issued 73,337 shares of common stock to various consultants and employees for services rendered with a fair value of $203,698 or $2.77 per share on average.

