Form 10-K/A
period 2014-12-31
Adaptive Medias, Inc.
filed 2015-04-03
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Adaptive Medias, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed for the purpose of amending Part I, Item 3 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2015 (the “Annual Report”) to disclose a pending legal proceeding that was inadvertently excluded, of which the Company became aware on February 27, 2015. Except for this correction, there have been no changes in any of the financial or other information contained in the Annual Report.

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

On January 27, 2015, the Company became aware of a recent cross-complaint filed by the former CEO of OneScreen. (Patel v. OneScreen, Adaptive Media, Inc and Qayed Shareef) in connection with the Company’s purchase of Media Graph in 2014. The complaint alleges that the transaction violated the Uniform Fraudulent Transfer Act and that Mr. Shareef made certain statements which cast Mr. Patel in a “false light” in the presence of various employees of the Company. The Company believes it has sufficient defenses against any of the claims in this matter and intends to vigorously defend its position.

On February 27, 2015, the Company became aware of a first amended complaint filed by AdOn Network, LLC on February 13, 2015 (AdOn Network, LLC v. OneScreen, Inc., et al., Case No. CGC-14-542878, San Francisco County Superior Court). The complaint alleges that the Company is responsible for the obligations of OneScreen to its creditors as its “successor-in-interest” following the Company’s purchase of OneScreen’s assets in 2014. The Company believes that it has sufficient meritorious defenses to this claim and a demurrer has been filed against the complaint, which will be heard on September 24, 2015. The Company is awaiting production of the underlying materials regarding this claim.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934
31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADAPTIVE MEDIAS, INC.
(Registrant)

April 3, 2015	By:	/s/ Omar Akram
Omar Akram President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)