Form 10-Q
period 2015-03-31
Adaptive Medias, Inc.
filed 2015-05-12
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2015

or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission files number 000-54074

ADAPTIVE MEDIAS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16795 Von Karman Avenue, Suite 240

Irvine, CA 92606

(Address of principal executive offices - Zip Code)

Registrant’s telephone number, including area code: 949-525-4634

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 12, 2015, there were 14,049,731 shares of the Registrant’s common stock outstanding.

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$209,450	$2,255,784
Accounts receivable, net	1,313,032	1,754,893
Prepaid expenses	43,397	61,478
Total Current Assets	1,565,879	4,072,155

Furniture and fixtures, net	71,992	72,476
Intangible assets, net	7,463,741	8,018,170
Deposits	10,793	34,843
Total Assets	$9,112,405	$12,197,644
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$7,982,779	$4,686,991
Total Liabilities	7,982,779	4,686,991

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 14,049,731 and 13,869,771 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	14,354	13,866
Additional paid-in capital	48,246,648	47,669,503
Accumulated deficit	(47,131,376)	(40,172,716)
Total Stockholders’ Equity	1,129,626	7,510,653
Total Liabilities and Stockholders’ Equity	$9,112,405	$12,197,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$1,167,719	$731,604
Cost of revenue	970,359	444,360
Gross Profit	197,360	287,244

Operating expenses:
Legal and professional fees	353,419	122,816
Research and development	156,972	139,888
General and administrative expenses	1,752,127	537,319
Selling expenses	275,187	188,625
Depreciation and amortization	655,562	119,612
Stock compensation expense	3,941,118	319,304
Total operating expenses	7,134,385	1,427,564

Loss from operations	(6,937,025)	(1,140,320)

Other income (expense):
Other income	3,942	2,094
Gain (loss) on extinguishment of debt	-	(79,014)
Interest expense	(25,577)	-
Total other income (expense)	(21,635)	(76,920)

Net loss	$(6,958,660)	$(1,217,240)

Basic and dilutive loss per common share	$(0.50)	$(0.23)
Weighted average numbers of shares outstanding - basic and diluted	13,906,033	5,284,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	13,869,771	$13,866	$47,669,503	$(40,172,716)	$7,510,653

Stock-based compensation / common shares issued for services	179,960	488	577,145	-	577,633
Net loss	-	-	-	(6,958,660)	(6,958,660)
Balance, March 31, 2015	14,049,731	$14,354	$48,246,648	$(47,131,376)	$1,129,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended,
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,958,660)	$(1,217,240)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	655,562	119,612
Allowance for bad debts	72,847	32,481
Loss on extinguishment of debt	-	79,014
Common stock issued for services/interest	577,633	319,304
Changes in operating assets and liabilities
Accounts receivable	369,014	(87,781)
Prepaid expenses	18,081	103,010
Deposits	24,050	(61,050)
Accounts payable and accrued expenses	(3,295,788)	255,795
Net cash used in operating activities	(1,945,685)	(456,855)

Cash flows from investing activities:
Purchases of property and equipment	(4,860)	(800)
Purchases and development of intangibles	(95,788)	-
Net cash used in investing activities	(100,649)	(800)

Cash flows from financing activities:
Payments of convertible notes payable	-	(275,000)
Proceeds from issuance of common stock	-	885,000
Net cash provided by financing activities	-	610,000

Net increase (decrease) in cash	(2,046,334)	152,345
Cash, beginning of period	2,255,784	22,188
Cash, end of period	$209,450	$174,533

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,708	$986
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$166,667
Common stock issued to settle accounts payable	$-	$19,880
Issuance of common stock for repayment of convertible note payable	$-	$105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Adaptive Medias, Inc., formerly known as “Mimvi, Inc.” and prior to that as “Fashion Net, Inc.” (“Adaptive Medias” or the “Company”), was formed on August 7, 2007 under the laws of the State of Nevada. The Company, through its core content monetization platform and technology, provides app developers, publishers and video content developers one of the only end-to-end monetization platforms driven by programmatic algorithms. The Company provides these unique capabilities to monetize content efficiently across multiple marketing channels, including mobile, video and online display advertising.

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

Media Graph Transaction

On July 15, 2014, the Company executed a Stock Purchase Agreement (the “Agreement”), effective June 30, 2014, with OneScreen, Inc., a Delaware corporation (“OneScreen”), Media Graph, Inc., a Nevada corporation and OneScreen’s spun-off former subsidiary (“Media Graph”), and the shareholders of Media Graph (the “Selling Shareholders”) whereby the Company acquired certain assets of OneScreen, which immediately prior thereto were held by Media Graph, in exchange for 5,000,000 shares of the Company’s common stock (the “Acquisition”). On July 15, 2014, the parties to the Agreement executed the First Amendment to the Stock Purchase Agreement (the “Amendment”), which (i) amended the effective date of the Agreement to July 15, 2014, (ii) limited the scope of Section 5.04 of the Agreement to apply only to the Restricted Selling Shareholders, as defined in the Amendment, and (iii) added the Selling Shareholders as a signatory to the Agreement.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2015, the Company had an accumulated deficit of $47,131,376. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of March 31, 2015, the Company has attempted to continue to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and

2)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, responds to competitive pressures, develops new products and services, and supports new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Revenue Recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred. The Company recognizes revenue in accordance with FASB ASC Topic 605-10-599, Revenue Recognition, Overall, SEC Materials (“Section 605-10-599”). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Cost of revenue consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Intangible assets

Intangible assets consisting of websites, customer lists, content and publisher relationships, developed technology and trade names are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $95,788 and $0 in internal use software costs during the three months ended March 31, 2015 and 2014, respectively, which are included in intangible assets on the accompanying unaudited condensed consolidated balance sheets.

Amortization commences when the software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $27,946 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Net Income (Loss) Per Share

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three months ended March 31, 2015 and 2014 were 13,906,033 and 5,284,888, respectively. Potential dilutive common shares for the three months ended March 31, 2015 and 2014 were 3,838,073 and 7,754,893, respectively, and were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations. In April 2014, the FASB issued for public comment, a proposed accounting standard update that would defer the effective date of ASU No. 2014-19 for one year.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of March 31, 2015 and December 31, 2014.

	Useful Lives	March 31, 2015	December 31, 2014

Websites	2 years	$11,297	$11,297
Customer lists	1 years	306,505	306,505
Developed technology	3 years	4,978,823	4,883,034
Trade names	3 years	85,607	85,607
		5,382,232	5,286,443

Less: accumulated amortization		$(2,316,455)	$(1,666,237)

Identifiable intangibles, net		3,065,777	3,620,206

Goodwill		4,397,964	4,397,964

Intangible assets, net		$7,463,741	$8,018,170

For the three months ended March 31, 2015 and 2014, the amortization of intangible assets was $650,218 and $119,373 respectively.

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 of approximately $35.5 million for federal tax purposes and approximately $34.7 million for state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the three month periods ended March 31, 2015 and 2014 due to the losses incurred.

Note 5 – Notes Payable

As of March 31, 2015, there were no outstanding notes payable. On February 10, 2014, the Company settled all obligations under a previously issued convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the convertible note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with the note holder. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014 in its operating results for the period ending March 31, 2014.

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the three months ended March 31, 2015, the Company issued 179,960 shares of its common stock to various employees and consultants in exchange for services rendered with an aggregate fair value of $577,633. The total number of shares outstanding as of March 31, 2015 was 14,049,731.

During the three months ended March 31, 2014, the Company issued 148,509 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $319,304. The Company also issued 46,667 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (see Note 5). Additionally, the Company issued and sold 393,333 shares of its common stock to several accredited investors for an aggregate purchase price of $885,000. Finally in the three months ended March 31, 2014, the Company issued 5,664 shares of its common stock for settlement of $19,880 of accounts payable.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2015, 151,334 options were granted, 148,097 were exercised, and 704,893 were forfeited and cancelled. As of March 31, 2015, 778,485 options were outstanding and 28,370,689 shares available for future grant. For the options granted, the Company recorded compensation expense of $220,577 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, average risk free interest rate of .99%, a dividend yield of 0% and a volatility of 338%.

During the year ended December 31, 2014, options for 1,058,770 shares had been granted, with 0 shares exercised, 122,849 shares were forfeited and cancelled and 1,477,977 remained outstanding at December 31, 2014 and 28,522,023 shares were available for future grant.

The following table reflects the option activity during the three months ended March 31, 2015:

	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2014	1,477,977	$1.11
Granted	151,334	1.86
Exercised	(148,097)	0.35
Forfeited, cancelled, expired	(702,728)	1.34
Outstanding as of March 31, 2015	778,486	$0.68

Warrants

The following table reflects warrant activity during the three months ended March 31, 2015:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2014	2,879,627	$4.00
Granted	-	-
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2015	2,879,627	$4.00

There were no warrants issued during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company maintained total outstanding warrants to purchase 2,879,627 shares of its common stock at an average exercise price of $4.00 per share.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

Office Lease Agreements

The Company leases office space in Irvine, California under two leases that expire at various dates through March 2017. The current monthly rent was approximately $13,100 per month.

Minimum Fees

On July 1, 2014, the Company entered into an agreement to purchase bandwidth for a period of 18 months with a total minimum amount of $413,775 due. Under the agreement, the Company expensed $68,963 during the three months ended March 31, 2015.

Legal Proceedings

In July 2013, the Company became aware that a default judgment had been entered against Mimvi (now Adaptive Medias, Inc.) in favor of Mario Armando Wilson and against the Company in the amount of $62,141 and the balance has been accruing interest. In 2014, the Company and Mr. Wilson reached a settlement agreement in which the Company granted Mr. Wilson 19,629 unregistered shares of stock and a commitment that the shares will be tradable on June 3, 2015 at a value of $74,000 with any shortfall being paid in cash.

The Company was a party to an arbitration case entitled Felix Chan v. Mimvi (now Adaptive Medias, Inc.) which was a proceeding before the American Arbitration Association. On December 12, 2014, the Arbitrator issued an award against the Company in the amount of $348,803. On April 9, 2015, the Court sided with Plaintiff, and granted his Petition to Confirm the Award, rejecting the Petition to Vacate the Award filed by this office. The Judgment will be entered in Plaintiffs favor for approximately $358,387.01. As of March 31, 2015 and December 31, 2014, the Company has accrued $350,000 related to this matter.

On September 20, 2013, Eric Rice, a former employee, sued the Company (Rice v. Adaptive Medias, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice’s employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The Company has filed a cross-complaint against Mr. Rice for damages and other relief. Discovery is underway.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of leases for real property and damages to real property and seeks $353,894 in alleged damages. The Company has filed an answer to the complaint and denied all claims and damages.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member of Mimvi from 2010-2012. Ms. Besemer seeks damages equivalent to $400,000 of stock or the cash equivalent of such related to the termination of her Advisory Board role. The Company has filed an answer to the complaint and denied the allegations. The Company has been informed that the case in Santa Clara has been dismissed and that Ms. Besemer has refiled in Los Angeles Superior Court. The Company is currently exploring the foundation for Ms. Besemer’s contract in the first instance and also to determine what services, if any, Ms. Bessemer actually provided. The Company has been advised that there is very little documentary evidence of the services.

On November 7, 2014, a former employee notified the Company of a disagreement over compensation and other matters. A complaint has not been filed and the former employee has expressed interest in settling the matter informally. The Company continues discussions with the former employee.

The Company has become aware of a claim by U-Chef, a creditor of OneScreen, in the amount of $93,237 (Ratatouille dba U-Chef v. OneScreen). The Company’s position is that this claim has no merit and intends to vigorously defend against it.

On January 27, 2015, the Company became aware of a recent cross-complaint filed by the former CEO of OneScreen. (Patel v. OneScreen, Adaptive Media, Inc and Qayed Shareef). The Company’s position is that this case has no merit and intends to vigorously defend against it.

ADAPTIVE MEDIAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (continued)

The Company has become aware of a complaint filed on or about January 13, 2015, by AdOn Network LLC (“Ad On”). AdOn asserts that in March, 2014, OneScreen, Inc. executed a Settlement Agreement with it for $495,000 payable at $33,000 per month. AdOn asserts that OneScreen breached this agreement by failing to make the payments required. AdOn claims that Adaptive Medias is responsible for this obligation claiming that Adaptive Medias is the “successor-in interest” to OneScreen. AdOn served the subject First Amended Complaint on Adaptive Medias on February 27, 2015. AdOn claims that Adaptive Medias’ purchase of OneScreen’s assets through the Stock Purchase Agreement requires a finding that Adaptive Medias is the “successor-in-interest” to OneScreen.

The Company believes that there are good and meritorious defenses to this claim given that Adaptive Medias paid $16.5 million dollars in stock for the purchase of Media Graph, Inc., an asset of OneScreen. A demurrer was filed attacking Plaintiffs First Amended Complaint which will not be heard until September 24, 2015 given the courts backlog. The Company is awaiting the production of the underlying materials regarding this claim.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s condensed consolidated financial statements.

Note 9 – Concentrations

The following table reflects the concentration of revenue during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Customer 1	19%	-
Customer 2	13%	-
Customer 3	-	22%
Customer 4	-	21%
Customer 5	-	12%

Included in accounts receivable was $309,073 from these two customers as of March 31, 2015. Included in accounts receivable was $340,020 from these three customers as of March 31, 2014.

Note 10 – Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On April 30, 2015, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with James Batmasian, pursuant to which Mr. Batmasian agreed to purchase shares of the Company’s Common Stock over the course of three separate closings for aggregate gross proceeds equal to $4,500,000 (the “Offering”). On May 1, 2015, the Company, completed the first closing under the Offering for gross proceeds equal to $2,000,000 in exchange for the issuance of (i) 1,183,432 shares (the “Shares”) of Common Stock at a per share price of $1.69, (ii) a five-year warrant to purchase up to 1,331,361 shares of Common Stock exercisable at a price of $1.69 per share, and (iii) a five-year warrant to purchase up to 500,000 shares of Common Stock exercisable at a price of $3.00 per share (items (ii) and (iii) referred to collectively as the “Warrants”). The Shares and the Warrants were issued to an accredited investor in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Shares and Warrants, and the Company was available to answer any questions from Mr. Batmasian. The funding of the remaining $2,500,000 shall be subject to the Company’s satisfaction of certain closing conditions as set forth in the Purchase Agreement. The foregoing summary of the transactions contemplated by the Offering does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Purchase Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2015 (SEC Accession No. 0001144204-15-027460), and is incorporated herein by reference.

On May 6, 2015, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Gregg Templeton, pursuant to which the Company and Mr. Templeton agreed to mutually release one another from any and all obligations under previous consulting arrangements between the parties. Pursuant to the terms of the Settlement Agreement, in exchange for consulting services previously rendered to the Company, the Company’s shall pay to Mr. Templeton (i) a cash fee in the amount of $405,000; (ii) 318,343 shares of the Company’s common stock; and (iii) a five-year warrant to purchase 1,500,000 shares of the Company’s common stock at a price of $3.00 per share. The foregoing summary of the terms of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Settlement Agreement, which is filed as Exhibit 10.1 hereto, and is incorporated herein by reference. In impact this Settlement Agreement in the amount of approximately $3.7 million has been reflected in the accompanying condensed consolidated financial statements as of March 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited interim condensed consolidated financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2014. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The Company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. The Company meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform. Our corporate headquarters are located at 16795 Von Karman Avenue, Suite 240, Irvine, California 92606. Our website address is www.adaptivem.com. The information contained on, or that may be obtained from, our website is not, and shall not be deemed to be, a part of this report.

Business Overview

We are a leader in programmatic, real time bidding (“RTB”) advertising across mobile, video and display, as well as a provider of a business-to-business digital video content management platform SaaS.

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

On the demand side, the Company’s programmatic technology stack is advertiser-friendly; the platform provides advertisers with a brand-safe and transparent marketplace for buying media across mobile, video and display. This is essential for big brand advertisers and brand-direct ecommerce companies that require a high level of safety, context and relevance for their advertisements.

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

Competition

There are many fractional players in this space. There are those who provide video players like Ooyala, BrightCove and Kaltura. Others provide advertising network services like BrightRoll, Grab and TubeMogul. A final group provides ad serving and demand services including RocketFuel, LiveRail or FreeWheel. These providers and their fragmented solutions only complicate the choices that a publisher, app developer or video content provider must make to participate in today’s market for audiences and advertising revenue. We believe that AOL is the only other company that can claim to provide an end-to-end solution. It has a video player and ad serving capabilities through Adap.tv, CMS and CDN capabilities through 5min Media and a wealth of inventory and demand through legacy AOL properties and exchange integration.

Despite AOL’s size, we believe that we our business model has advantages that will allow us to compete in this space. The first advantage pertains to AOL’s legacy inventory source. While AOL benefits from many domains under its control, it is also hampered by the responsibility to fill advertising through these domains first. Our advantage is that we are inventory agnostic. If advertisers want and can benefit from our direct publisher inventory, we are happy to provide it. If advertisers want to take advantage of efficiencies through RTB exchange inventory, we can provide that as well. The Company is less restricted and, as a result, we believe that we can provide better optimization choices than AOL.

The second advantage is in pricing. AOL’s legacy properties have high floor inventory costs. While AOL addresses this issue by explaining that its inventory is “premium”, this claim is generally made by most, if not all, inventory sources. Our inventory flexibility and existing monetization contracts allow us to deliver advertising, which we believe has the same quality as AOL’s advertising, but at a lower cost per impression. We believe that this allows us an edge in negotiating onto advertising campaigns where we don’t have an existing track record.

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. This translates to revenue generation in the following forms: 1) Encoding fees for uploading content; 2) Revenue share from platform publishers consuming the content; 3) Content streaming bandwidth fees from publishers consuming content; 4) Ad server fees from publishers consuming ads within the platform; 5) Content storage fees for housing content within the platform; and 6) Percentage of revenue from advertisers attaching content to their video ads. In 2013, we added approximately 50 publishers. The direct impact of which was operationally minimal as the platform lends itself extremely simplified workflows. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all content categories to grow in 2015 as we move toward stabilization of our platform and expansion of our technical capabilities while onboarding premium content providers through focused business development efforts. During the three months ended March 31, 2015, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New relationships included premium publishers and content producers, all of whom are leaders in their respective categories.

Today our advertiser campaign demand initiatives are consistently fulfilling and scaling at sustainable rates for our growing publisher base. We have over 350,000 rights cleared pieces of video content across all interest categories. We have recently signed a contract with Beanstock Media which increases our publisher base with some high profile publishers including Ask.com, ChristianMingle, Dictionary.com, MeetMe, Slacker, TheDailyBeast, and ZipRealty.

The push made in 2014, to penetrate the comScore top 1000 publisher accounts depicted the growth and scale of our platform syndication capabilities. Engaging these publishers will increase our platform utilization and SaaS income. It will increase the consumption and utilization of our content partners resulting in higher income. It will also allow for greater reach for our demand partners and advertising agencies leading to higher advertising revenues.

In addition to traditional digital publishers, we are continuing to make a push to penetrate select top TV properties and engage them in bridging the gap between legacy TV consumption and video advertising in digital. This is an ongoing effort that will be enabled by our proprietary technology that is currently being developed with the support of our advisers.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to our significant accounting policies during the three months ended March 31, 2015.

Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014

Revenue

For the three months ended March 31, 2015, we recognized revenue of $1,167,719 compared to $731,604 in the comparable period of 2014, an increase of $436,115 or 60%. The increase was primarily due to an expanded product platform and general expansion of our media business. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning  of business development efforts to onboard more publishers, advertiser and content providers.

Cost of Revenue

For the three months ended March 31, 2015, our cost of revenue increased to $970,359 compared to $444,360 in the comparable period of 2014, an increase of $525,999 or 118%. The increase was primarily due to the emergence of mobile display as the majority of our media business, which has comparatively high volumes with low margins. In 2015 we expect to increase margins by engaging with both existing and new publisher relationships in mobile video arena through our platform which yields higher revenues at lower costs.

Operating Expenses

As a result of the expansion of our business, our operating expenses increased to $7,134,385 for the three months ended March 31, 2015, compared to $1,427,564 in the comparable period of 2014, an increase of $5,706,821 or 400%. This increase is due to a settlement expense of $3,768,485 as discussed in footnote 10 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2015, stock compensation expense increased to $3,941,118 from $319,304 in the comparable period of 2014, an increase of $3,621,814 or 1,134%. This increase was due to ongoing investor relation efforts and a settlement expense, to be paid in common stock and warrants valued at $3,363,485, as discussed in footnote 10 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2015, legal and professional fees increased to $353,419 from $122,816 in the comparable period of 2014, an increase of $230,603 or 188%. The increase was primarily due to ongoing litigation related to matters from previously completed acquisitions. In 2015 we expect the litigation efforts to continue but decrease as we address them accordingly.

For the three months ended March 31, 2015, our selling expenses increased to $275,187 from $188,625 in the comparable period of 2014, an increase of $86,562 or 46%. The increase was primarily due to an expansion of our sales and marketing personnel and related costs. In 2015 we expect to streamline our sales force with more industry seasoned sales leaders and staff to help with our growth initiatives.

For the three months ended March 31, 2015, the research and development costs that we incurred increased to $156,972 from $139,888 in the comparable period of 2014, an increase of $17,084 or 12%. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

For the three months ended March 31, 2015, general and administrative expenses increased to $1,752,127 from $537,319 in the comparable period of 2014, an increase of $1,214,808 or 226%. The increase was primarily due to the overall increase in our operations, specifically investor relations expenses and personnel expenses. This increase also includes $405,000 in accrued cash settlement expenses. In 2015 we expect to reduce our general and administrative cost footprint to a minimum requirement.

For the three months ended March 31, 2015, depreciation and amortization increased to $655,562 from $119,612 in the comparable period of 2014, an increase of $535,950 or 448%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

Net Loss

For the three months ended March 31, 2015, we incurred a net loss of $6,958,660, or $.50 per basic and diluted share compared to a net loss of $1,217,240, or $0.23 per basic and diluted share for the three months ended March 31, 2014. The increase in the net loss is described above.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $1,565,879 consisting of $209,450 in cash, $1,313,032 in accounts receivable, net of allowance of $314,931, and $43,397 in prepaid expenses. We had total current liabilities of $7,982,779 consisting of accounts payable and accrued expenses.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have received to date, there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015	March 31, 2014
Net cash used in operating activities	$(1,945,685)	$(456,855)
Net cash used by investing activities	(100,649)	(800)
Net cash provided by financing activities	-	610,000
Net increase (decrease) in Cash	(2,046,334)	152,345
Cash, beginning	2,255,784	22,188
Cash, ending	$209,450	$174,533

Going Concern Uncertainties

As of March 31, 2015, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the year ended December 31, 2014.

Capital Expenditures

For the three months ended March 31, 2015, we have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

Changes in Senior Leadership

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

Effective as of March 9, 2015, the Principal Accounting Officer of the Company resigned.

Effective as of March 11, 2015, Omar Akram, a Director, was appointed President and Chief Financial Officer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Offer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation

To remediate the material weaknesses, as identified above, in internal control over financial reporting, management has taken or will take the following actions as the financial resources become available:

●	We have retained additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

●	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of accounting estimates and ensuring the validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

●	We will build our procedures to effectively control our financial closing activities.

●	We will improve and automate the preparation of our audit schedules to include a systematic audit of all the figures presented in the financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company legal proceedings are summarized in Note 8 of the condensed consolidated financial statements.

The Company does not believe the ultimate outcome of these proceedings will have a material adverse impact on the Company’s consolidated financial statements.

There are presently no other material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

We incorporate by reference from our Annual Report on Form 10-K the risk factors included at Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company issued 179,960 shares of common stock to various consultants and employees for services rendered with a fair value of $577,633 or $3.21 per share on average.

No underwriters were involved in any of the issuances provided in this Item 2. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) because the individuals either represented that they were “accredited investors” as such term is defined in the rules and regulations promulgated under the Securities Act or were employees of the Company and were in possession of the information that registration of the securities would provide them. The sale of the securities did not involve any form of general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On April 30, 2015, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with James Batmasian, pursuant to which Mr. Batmasian agreed to purchase shares of the Company's Common Stock over the course of three separate closings for aggregate gross proceeds equal to $4,500,000 (the “Offering”). On May 1, 2015, the Company, completed the first closing under the Offering for gross proceeds equal to $2,000,000 in exchange for the issuance of (i) 1,183,432 shares (the “Shares”) of Common Stock at a per share price of $1.69, (ii) a five-year warrant to purchase up to 1,331,361 shares of Common Stock exercisable at a price of $1.69 per share, and (iii) a five-year warrant to purchase up to 500,000 shares of Common Stock exercisable at a price of $3.00 per share (items (ii) and (iii) referred to collectively as the “Warrants”). The Shares and the Warrants were issued to an accredited investor in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Shares and Warrants, and the Company was available to answer any questions from Mr. Batmasian. The funding of the remaining $2,500,000 shall be subject to the Company's satisfaction of certain closing conditions as set forth in the Purchase Agreement. The foregoing summary of the transactions contemplated by the Offering does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Purchase Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2015 (SEC Accession No. 0001144204-15-027460), and is incorporated herein by reference.

On May 6, 2015, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Gregg Templeton, pursuant to which the Company and Mr. Templeton agreed to mutually release one another from any and all obligations under previous consulting arrangements between the parties. Pursuant to the terms of the Settlement Agreement, in exchange for consulting services previously rendered to the Company, the Company's shall pay to Mr. Templeton (i) a cash fee in the amount of $405,000; (ii) 318,343 shares of the Company's common stock; and (iii) a five-year warrant to purchase 1,500,000 shares of the Company's common stock at a price of $3.00 per share. The foregoing summary of the terms of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Settlement Agreement, which is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

Item 6. Exhibits.

Number	Exhibit

10.1	Confidential Settlement Agreement and Mutual Release, dated May 6, 2015

31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTIVE MEDIAS, INC.

May 12, 2015	/s/ Omar Akram
Omar Akram
President, Chief Financial Officer and Director
(Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)

