Form 10-Q
period 2015-06-30
Adaptive Medias, Inc.
filed 2015-08-17
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2015

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

As of August 15, 2015, there were 18,682,344 shares of the Registrant's common stock outstanding.

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$62,248	$2,255,784
Accounts receivable, net	1,219,129	1,754,893
Prepaid expenses	633,306	61,478
Total Current Assets	1,914,683	4,072,155
Furniture and fixtures, net	65,389	72,476
Intangible assets, net	6,832,765	8,018,170
Deposits	5,793	34,843
Total Assets	$8,818,630	$12,197,644
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$8,183,943	$4,686,991
Total Liabilities	8,183,943	4,686,991
Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 16,782,344 and 13,869,771 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16,782	13,866
Additional paid-in capital	51,381,684	47,669,503
Accumulated deficit	(50,763,779)	(40,172,716)
Total Stockholders' Equity	634,687	7,510,653
Total Liabilities and Stockholders' Equity	$8,818,630	$12,197,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$1,097,827	$1,113,185	$2,265,546	$1,844,788
Cost of revenue	1,070,485	723,678	2,040,844	1,168,038
Gross Profit	27,342	389,507	224,702	676,750
Operating expenses:
Legal and professional fees	503,126	185,471	856,545	308,287
Research and development	17,471	314,973	174,443	454,861
General and administrative expenses	1,263,170	1,041,815	6,378,782	1,579,134
Selling expenses	29,172	345,300	304,359	533,924
Depreciation and amortization	646,356	120,260	1,301,918	239,872
Stock compensation expense	1,137,464	341,798	1,715,097	661,102
Total operating expenses	3,596,759	2,349,617	10,731,144	3,777,180
Loss from operations	(3,569,417)	(1,960,110)	(10,506,442)	(3,100,430)
Other income (expense):
Other income	43,177	4,189	47,119	6,283
Gain (loss) on extinguishment of debt	(75,494)	35,378	(75,494)	(43,636)
Interest expense	(30,669)	(1,535)	(56,246)	(1,535)
Total other income (expense)	(62,986)	38,032	(84,621)	(38,888)
Net loss	$(3,632,403)	$(1,922,078)	$(10,591,063)	$(3,139,318)

Basic and dilutive loss per common share	$(0.23)	$(0.32)	$(0.72)	$(0.56)
Weighted average numbers of shares outstanding - basic and diluted	15,486,250	6,007,039	14,772,753	5,647,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance December 31, 2014	13,869,771	$13,866	$47,669,503	$(40,172,716)	$7,510,653
Shares issued for services	747,912	751	1,548,124	-	1,548,875
Shares issued for Cash	2,164,661	2,165	1,997,835	-	2,000,000
Stock option expense	-	-	166,222	-	166,222
Net loss	-	-	-	(10,591,063)	(10,591,063)
Balance June 30, 2015	16,782,344	$16,782	$51,381,684	$(50,763,779)	$634,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended,
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,591,063)	$(3,139,318)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	1,301,918	239,872
Allowance for bad debts	40	46,169
Loss on extinguishment of debt	-	44,279
Common stock issued for services/interest	1,548,875	500,484
Stock option expense	166,222	211,666
Changes in operating assets and liabilities
Accounts receivable	535,724	(932,946)
Prepaid expenses	(571,828)	270,486
Deposits	29,050	(54,675)
Accounts payable and accrued expenses	3,496,952	791,658
Net cash used in operating activities	(4,084,110)	(2,022,325)

Cash flows from investing activities:
Purchases of property and equipment	(4,859)	(4,570)
Purchases and development of intangibles	(104,567)	(29,172)
Net cash used in investing activities	(109,426)	(33,742)

Cash flows from financing activities:
Payments of convertible notes payable	-	(275,000)
Proceeds from issuance of common stock	2,000,000	2,455,874
Net cash provided by financing activities	2,000,000	2,180,874

Net increase (decrease) in cash	(2,193,536)	124,807
Cash, beginning of period	2,255,784	22,188
Cash, end of period	$62,248	$146,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$56,246	$1,535
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$346,667
Common stock issued to settle accounts payable	$-	$29,880
Issuance of common stock for repayment of convertible note payable	$-	$105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Business

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

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2015, the Company had an accumulated deficit of $50,763,779. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to raise funds through the sale of its equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

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

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $104,567 and $29,170 in internal use software costs during the six months ended June 30, 2015 and 2014, respectively, which are included in intangible assets on the accompanying unaudited condensed consolidated balance sheets.

Amortization commences when the software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $60,105 and $547 for the six months ended June 30, 2015 and 2014, respectively.

Net Income (Loss) Per Share

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted average number of common shares outstanding for computing basic and diluted EPS for the six months ended June 30, 2015 and 2014 were 14,772,753 and 5,647,959, respectively. The weighted average number of common shares outstanding for computing basic and diluted EPS for the three months ended June 30, 2015 and 2014 were 15,486,250 and 6,007,039, respectively. Potential dilutive common shares for the three and six months ended June 30, 2015 and 2014 were 8,265,194 and 8,939,964, respectively, and were not used in the calculation of diluted EPS as the impact would be anti-dilutive.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-9, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU, as amended, is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position and results of operations.

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

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of June 30, 2015 and December 31, 2014.

	Useful Lives	June 30, 2015	December 31, 2014

Websites	2 years	$11,297	$11,297
Customer lists	1 years	306,505	306,505
Developed technology	3 years	4,987,601	4,883,034
Trade names	3 years	85,607	85,607
		5,391,010	5,286,443

Less: accumulated amortization		$(2,956,209)	$(1,666,237)

Identifiable intangibles, net		2,434,801	3,620,206

Goodwill		4,397,964	4,397,964

Intangible assets, net		$6,832,765	$8,018,170

For the six months ended June 30, 2015 and 2014, the amortization of intangible assets was $1,289,972 and $239,294 respectively. . For the three months ended June 30, 2015 and 2014, the amortization of intangible assets was $639,754 and $119,220 respectively.

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 of approximately $35.5 million for federal tax purposes and approximately $34.7 million for state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the three and six month periods ended June 30, 2015 and 2014 due to the losses incurred.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Notes Payable

As of June 30, 2015, there were no outstanding notes payable. On February 10, 2014, the Company settled all obligations under a previously issued convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the convertible note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with the note holder. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014 in its operating results for the period ending June 30, 2014.

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the six months ended June 30, 2015, the Company issued 747,912 shares of its common stock for to various employees and consultants in exchange for services rendered. The aggregate fair value of these issuances was $1,548,871. Additionally, the Company issued and sold 2,164,661 shares of its common stock (including 981,229 shares related to anti-dilution clauses) to an accredited investor for an aggregate purchase price of $2,000,000. The total number of shares outstanding as of June 30, 2015 was 16,782,344.

During the six months ended June 30, 2014, the Company issued 298,204 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $1,058,817. The Company also issued 46,667 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (note 5). Additionally, the Company issued and sold 1,095,334 shares of its common stock to several accredited investors for an aggregate purchase price of $2,464,499. Finally, in the six months ended June 30, 2014, the Company issued 8,998 shares of its common stock for settlement of $29,880 of accounts payable or $3.32 per share on average. The total number of shares outstanding as of June 30, 2014 was 6,412,225.

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

In September 2013, the Company approved the increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, the Company’s Board of Directors approved an amendment to the Amended and Restated 2010 Stock Incentive Plan which increased the number of shares issuable pursuant to the Plan by 15,000,000 to 30,000,000 shares. Both amendments were approved by the Company’s shareholders. Upon completion of the Reverse Stock Split on April 14, 2014, the Company continues to have 30,000,000 shares issuable pursuant to the 2010 Plan.

As of June 30, 2015, 641,633 options were outstanding and 28,037,356 shares available for future grant. For the options granted, the Company recorded compensation expense of $220,709 using the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, average risk free interest rate of .99%, a dividend yield of 0% and a volatility of 338%.

During the year ended December 31, 2014, options for 1,058,770 shares had been granted, with 0 shares exercised, 122,849 shares were forfeited and cancelled and 1,477,977 remained outstanding at December 31, 2014 and 28,522,023 shares were available for future grant.

The following table reflects the option activity during the six months ended June 30, 2015:

	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2014	1,477,977	$1.11
Granted	151,667	1.86
Exercised	(179,461)	0.35
Forfeited, cancelled, expired	(808,550)	1.08
Outstanding as of June 30, 2015	641,633	$0.68

Warrants

The following table reflects warrant activity during the six months ended June 30, 2015:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2014	2,879,627	$4.00
Granted	1,831,361	2.05
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2015	4,710,988	$3.24

During the six months ended June 30, 2015, warrants for 1,831,631 shares were issued in connection with the cash sale of shares referred to above.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies

Office Lease Agreements

The Company leases office space in Irvine, California under two leases that expire at various dates through March 2017. The current monthly rent is approximately $13,100.

Minimum Fees

On July 1, 2014, the Company entered into an agreement to purchase bandwidth for a period of 18 months with a total minimum amount of $413,775 due. Under the agreement, the Company expensed $138,691 during the six months ended June 30, 2015.

Legal Proceedings

1) Mario Wilson v. Mimvi, Inc.,

In July 2013, the Company became aware that a default judgment had been entered against Mimvi (now Adaptive Medias, Inc.) in favor of Mario Armando Wilson and against the Company in the amount of $62,141 and the balance has been accruing interest. In addition to accrued interest, Wilson is also entitled under the California Labor Code to recover attorney’s fees and costs incurred in enforcing the Judgment. By the end of 2014, the Judgment had grown to $76,694. On or about January 5, 2015, The Company entered into an agreement with Wilson to settle the Judgment for $74,000 in stock and cash paid over time. The Company believes this matter will be fully settled by the end of 2015.

2) Felix Chan v. Mimvi, Inc

The Company was a party to an arbitration case entitled Felix Chan v. Mimvi (now Adaptive Medias, Inc.) which was a proceeding before the American Arbitration Association. On December 12, 2014, the Arbitrator issued an award against the Company in the amount of $348,803. On April 9, 2015, the Court sided with Plaintiff, and granted his Petition to Confirm the Award, rejecting the Petition to Vacate the Award filed by this office. The Judgment will be entered in Plaintiffs favor for approximately $358,387. As of the date hereof, the parties reach a settlement agreement resulting in a stay of enforcement of the Judgment with payment over time until February, 2016. Upon receipt of the full amount owing under the settlement agreement, Plaintiff shall cause to be filed a Satisfaction of Judgment. The Company anticipates this matter to be resolved by the first quarter of 2016.

3) Rice v. Adaptive Medias, etc., et al

On September 20, 2013, Eric Rice, a former employee, sued the Company (Rice v. Adaptive Medias, etc., et al., LASC No. LC100816, Van Nuys Superior Court). The complaint alleges that the Company breached Mr. Rice's employment agreement and made misrepresentations when the Company terminated Mr. Rice. The complaint does not specify the amount of alleged damages. The Company denies any breach or misrepresentation, and the Company denies that it owes Mr. Rice anything. The parties proceeded to mediation on July 16, 2015, at which a confidential resolution was reached for a payment of $25,000 over time. The case will be dismissed with prejudice following the completion of certain executory obligations scheduled to conclude on October 15, 2015.

4) Khoi Senderowicz v. Kasian Franks, Andrew Linton, Mimvi, Inc.

On July 29, 2013, Khoi Senderowicz filed a lawsuit against the Company and two other individuals, Andrew Linton and Kasian Franks (Senderowicz v. Franks, etc., et al., Case No. RG13689457, Alameda County Superior Court). The suit alleges breach of leases for real property and damages to real property and seeks $353,894 in alleged damages. In June 2015, the Company agreed to settle Senderowciz’s claims in exchange for payment of $26,000 and cooperation in removing the restrictions on the 50,000 shares. The Company is also considering Senderowicz’s recent demands for some additional settlement monies as a result of the stock’s decline in value due to a 30:1 reverse stock split in 2014. The Company anticipates this matter to be settled by the end of 2015.

5) Amanda Besemer v. Adaptive Medias, Inc., Mimvi, Inc.

In April of 2014, the Company became aware that a lawsuit was filed against the Company in the Superior Court of Santa Clara County, California by Amanda Besemer, who was an Advisory Board member of Mimvi from 2010-2012. Ms. Besemer seeks damages equivalent to $400,000 of stock or the cash equivalent of such related to the termination of her Advisory Board role. The Company has filed an answer to the complaint and denied the allegations. The Company has been informed that the case in Santa Clara has been dismissed and that Ms. Besemer has refiled in Los Angeles Superior Court. This matter is currently pending as mediation and trial have been scheduled later this year. The Company anticipates this matter to be resolved by the end of 2015.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

6) U-Chef v. OneScreen, Adaptive Media, Inc.

The Company has become aware of a claim by U-Chef, a creditor of OneScreen, in the amount of $93,237 (Ratatouille dba U-Chef v. OneScreen). On June 10, 2015, the Plaintiff dismissed its claims against the Company, without prejudice. As of the date hereof, U-Chef continues to pursue its claims against OneScreen and may assert claims against the Company again.

7) One Screen v. Patel; Patel v. OneScreen, Adaptive Media, Inc., and Qayed Shareef, et al.

On January 27, 2015, the Company became aware of a recent cross-complaint filed by the former CEO of OneScreen. (Patel v. OneScreen, Adaptive Media, Inc and Qayed Shareef). On March 23, 2015, the Company joined in a demurrer to the cross-complaint. Company also filed a Special Motion to Strike, called an Anti-SLAPP Motion in response. The Court at a hearing on June 9, 2015, sustained the demurrer in part but denied the Anti-SLAPP Motion. An Amended Complaint was filed on July 6, 2015 removing the claims on which the Anti-Slap Motion was filed. This matter is currently pending and the Company's position is that this case has no merit and intends to vigorously defend against it.

8) AdOn Network, LLC v. OneScreen, Inc., et al.

The Company has become aware of a complaint filed on or about January 13, 2015, by AdOn Network LLC (“Ad On”). AdOn asserts that in March, 2014, OneScreen, Inc. executed a Settlement Agreement with it for $495,000 payable at $33,000 per month. AdOn asserts that OneScreen breached this agreement by failing to make the payments required. AdOn claims that Adaptive Medias is responsible for this obligation claiming that Adaptive Medias is the "successor-in interest" to OneScreen. AdOn served the subject First Amended Complaint on Adaptive Medias on February 27, 2015. AdOn claims that Adaptive Medias’ purchase of OneScreen's assets through the Stock Purchase Agreement requires a finding that Adaptive Medias is the “successor-in-interest" to OneScreen.

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

9) Peer 1 Network USA, Inc. v. Adaptive Medias, Inc., et al.

The Plaintiff claims to be entitled to $42,000 in fees for broadband services. Some $8,000 had already been paid on the billing when it was determined that Adaptive was being billed on outgoing usage, rather than on the incoming usage as represented. The matter has now been settled for $9,000 with and a dismissal with prejudice having been filed on June 19, 2015.

10) Ryan Parson v. Adaptive Medias, Inc., OneScreen, Inc., et al.

This is one of numerous claims against Adaptive arising from its purchase of Media Graph and its relationship with OneScreen. Mr. Parsons claims that he is owed monies from OneScreen under a Stipulation for Entry of Judgment for $123,205. The claims against Adaptive relates to its purchase of Media Graph; the allegations of successor liability and fraudulent transfer. Plaintiff also seeks punitive damages. There is no published case law addressing the right of a party to seek punitive damages arising from the alleged failure to pay a judgment. Company's position is that this case has no merit and intends to vigorously defend against it.

11) Hoomaun Ataei v. Adaptive Medias, Inc., OneScreen, Inc., et al.

On November 7, 2014, Hoomaun Ataei, a former employee, in a written notice dated October 21, 2014, indicated his intent to file a lawsuit against and/or seek relief from the Company for injuries alleged to be caused by Company over compensation and other matters. On or around November 5, 2014, Mr. Ataei filed a complaint with the Department of Fair Employment and Housing (Matter Number: 410521-133960). Thereafter, the parties agreed to attend mediation. Effective May 21, 2015, the Company entered into a Settlement Agreement and General Release of All Claims with Mr. Ataei. Pursuant to the agreement, the Company agreed to pay to Employee and Employee’s attorneys the combined sum of One Hundred Seventy Thousand Dollars ($170,000), as well as thirty thousand (30,000) restricted shares of the Company’s stock and twenty-five thousand (25,000) stock purchase warrants. Under the agreement, Mr. Ataei agreed to release, absolve and discharge the Company and its affiliates from all claims.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 – Concentrations

The following table reflects the concentration of revenue during the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Customer 1	17%	0%	10%	0%
Customer 2	14%	0%	7%	0%
Customer 3	0%	16%	10%	12%
Customer 4	4%	25%	6%	20%
Customer 5	0%	13%	0%	17%
Customer 6	0%	10%	0%	8%
Customer 7	0%	4%	0%	11%

Included in accounts receivable was $808,779 and $1,104,781 from the above seven customers as of June 30, 2015 and 2014, respectively.

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

Issuance of common shares

Subsequent to June 30, 2015, the company has issued 1,900,000 shares for services rendered.

Removal of Directors

On July 6, 2015 the Company announced the removal of Norman Brodeur from the Board of Directors.

Issuance and Repayments of Convertible Promissory Notes

On July 14th, 2015 the Company entered into a convertible promissory note with John Strong in the amount of $100,000. The principal amount plus 5% interest was to be repaid by July 28th, 2015. A default provision is included in the note to which the holder may elect to convert the entire unpaid balance including interest into the Company’s common stock at a rate equal to 50% of the closing bid price for the trading day immediately preceding the date of the conversion. The Company made payments of $100,000, and $5,000, on July 28, 2015 and August 13, 2015 in full satisfaction of the note.

On July 14th, 2015 the Company entered into a convertible promissory note with John Strong in the amount of $100,000. The principal amount plus 10% interest was to be repaid by September 12th, 2015. A default provision is included in the note to which the holder may elect to convert the entire unpaid balance including interest into the Company’s common stock at a rate equal to 50% of the closing bid price for the trading day immediately preceding the date of the conversion.

Appointment of Officers

On August 6, 2015 the board of directors unanimously voted in favor of appointing John Strong to act as the interim Chief Executive Officer.

Rescission of Previously Announced and Accrued Settlement

On May 6, 2015, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement”) with Gregg Templeton, pursuant to which the Company and Mr. Templeton agreed to mutually release one another from any and all obligations under previous consulting arrangements between the parties. Pursuant to the terms of the Settlement Agreement, in exchange for consulting services previously rendered to the Company, the Company's shall pay to Mr. Templeton (i) a cash fee in the amount of $405,000; (ii) 318,343 shares of the Company's common stock; and (iii) a five-year warrant to purchase 1,500,000 shares of the Company's common stock at a price of $3.00 per share. This settlement was authorized by two of three Board members at the time of our last filing and as such it was accrued as a type II subsequent event. It was later determined that the settlement document itself was never signed by an officer of the Company. Further, the Chairman of the Board, being the only sitting Board member as of the date of this filing, has committed to rescinding the Board authorization for this settlement. As such we expect to reverse the effects of the settlement as described above in the third quarter of 2015.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. This translates to revenue generation in the following forms: 1) Encoding fees for uploading content; 2) Revenue share from platform publishers consuming the content; 3) Content streaming bandwidth fees from publishers consuming content; 4) Ad server fees from publishers consuming ads within the platform; 5) Content storage fees for housing content within the platform; and 6) Percentage of revenue from advertisers attaching content to their video ads. In 2013, we added approximately 50 publishers. The direct impact of which was operationally minimal as the platform lends itself extremely simplified workflows. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all content categories to grow in 2015 as we move toward stabilization of our platform and expansion of our technical capabilities while onboarding premium content providers through focused business development efforts. During the six months ended June 30, 2015, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New relationships included premium publishers and content producers, all of whom are leaders in their respective categories.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to our significant accounting policies during the six months ended June 30, 2015.

Three Months Ended June 30, 2015 compared with Three Months Ended June 30, 2014

Revenue

For the three months ended June 30, 2015, we recognized revenue of $1,097,827 compared to $1,113,185 in the comparable period of 2014. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning of business development efforts to onboard more publishers, advertiser and content providers.

Cost of Revenue

For the three months ended June 30, 2015, our cost of revenue increased to $1,070,485 compared to $723,678 in the comparable period of 2014, an increase of $346,807 or 48%. The increase was primarily due to the emergence of mobile display as the majority of our media business, which has comparatively high volumes with low margins. In 2015 we expect to increase margins by engaging with both existing and new publisher relationships in mobile video arena through our platform which yields higher revenues at lower costs.

Operating Expenses

As a result of the expansion of our platform business, our operating expenses increased to $3,596,759 for the three months ended June 30, 2015, compared to $2,349,617 in the comparable period of 2014, an increase of $1,247,142 or 53%. This increase is directly related to additional stock-based compensation for services period over period.

For the three months ended June 30, 2015, stock compensation expense increased to $1,137,464 from $341,798 in the comparable period of 2014, an increase of $795,666 or 233%. This increase was due to managements’ cash conservation efforts to pay for services with stock instead of cash.

For the three months ended June 30, 2015, legal and professional fees increased to $503,126 from $185,471 in the comparable period of 2014, an increase of $317,655 or 171%. The increase was primarily due to ongoing litigation related to matters from previously completed acquisitions. In 2015, we expect the litigation efforts to continue but decrease as we address them accordingly.

For the three months ended June 30, 2015, our selling expenses decreased to $29,172 from $345,300 in the comparable period of 2014. This decrease is primarily due to a contraction of our sales and marketing personnel and related costs. In 2015 we expect to streamline our sales force with more industry seasoned sales leaders who can bring in the network relationships and staff to help with our growth initiatives.

For the three months ended June 30, 2015, the research and development costs that we incurred decreased to $17,471 from $314,973 in the comparable period of 2014. This decrease is primarily due to a reduction in staff compared to the prior comparable period. Going forward we expect to maintain a lean staff of highly motivated sales and support resources to help expand our growth efforts.

For the three months ended June 30, 2015, general and administrative expenses increased to $1,263,170 from $1,041,815 in the comparable period of 2014, an increase of $221,355 or 21%. The increase was primarily due to the overall increase in our operations, specifically investor relations and settlement expenses. Going forward these types of expenses will not be an issue for the company.

For the three months ended June 30, 2015, depreciation and amortization increased to $646,356 from $120,260 in the comparable period of 2014, an increase of $526,096 or 437%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to remain at these levelsin absolute dollars in future periods.

Six months Ended June 30, 2015 compared with Six months Ended June 30, 2014

Revenue

For the six months ended June 30, 2015, we recognized revenue of $2,265,546 compared to $1,844,788 in the comparable period of 2014, an increase of $420,758 or 23%. The increase was primarily due to an expanded product platform and general expansion of our media business. Additionally, this increase in revenue is attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. The Company is actively working to mitigate these fluctuations by proactive planning of business development efforts to onboard more publishers, advertiser and content providers.

Cost of Revenue

For the six months ended June 30, 2015, our cost of revenue increased to $2,040,844 compared to $1,168,038 in the comparable period of 2014, an increase of $872,806 or 75%. The increase was primarily due to the emergence of mobile display as the majority of our media business, which has comparatively high volumes with low margins. In 2015 we expect to increase margins by engaging with both existing and new publisher relationships in mobile video arena through our platform which yields higher revenues at lower costs.

Operating Expenses

As a result of the expansion of our business, our operating expenses increased to $10,731,144 for the six months ended June 30, 2015, compared to $3,777,180 in the comparable period of 2014, an increase of $6,953,964 or 184%. This increase is due to a one time settlement expense of $3,768,485 as discussed in footnote 8 of the Notes to Condensed Consolidated Financial Statements. Our expectations are to grow the platform, higher margin, side of the business throughout the remainder of the year.

For the six months ended June 30, 2015, stock compensation expense increased to $1,715,097 from $661,102 in the comparable period of 2014, an increase of $1,053,995 or 159%. This increase was due to managements’ cash conservation efforts to pay for services with stock instead of cash, ongoing investor relation efforts

For the six months ended June 30, 2015, legal and professional fees increased to $856,545 from $308,287 in the comparable period of 2014, an increase of $548,258 or 178%. The increase was primarily due to ongoing litigation related to matters from previously completed acquisitions. In 2015 we expect the litigation efforts to continue but decrease as we address them accordingly.

For the six months ended June 30, 2015, our selling expenses decreased to $304,359 from $533,924 in the comparable period of 2014. This decrease is primarily due to a contraction of our sales and marketing personnel and related costs. In 2015 we expect to streamline our sales force with more external industry seasoned sales leaders and staff, incentivized on a transaction basis, to help with our growth initiatives.

For the six months ended June 30, 2015, the research and development costs that we incurred decreased to $174,443 from $454,861 in the comparable period of 2014. This decrease is primarily due to a reduction in staff compared to the prior comparable period. With that effort behind us we are expecting growth within our platform sales initiatives.

For the six months ended June 30, 2015, general and administrative expenses increased to $6,378,782 from $1,579,134 in the comparable period of 2014, an increase of $4,799,648 or 304%. The increase was primarily due to the overall increase in our operations, specifically investor relations and one time settlement expense, to be paid in common stock and warrants valued at $3,363,485, as discussed in footnote 10 of the Notes to Condensed Consolidated Financial Statements above. In 2015 we expect to reduce our general and administrative cost footprint to a minimum requirement.

For the six months ended June 30, 2015, depreciation and amortization increased to $1,301,918 from $239,872 in the comparable period of 2014, an increase of $1,062,046 or 443%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to increase in absolute dollars in future periods.

Net Loss

For the six months ended June 30, 2015, we incurred a net loss of $10,591,063, or $.72 per basic and diluted share compared to a net loss of $3,139,318, or $0.56 per basic and diluted share for the six months ended June 30, 2014. The increase in the net loss is described above.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $1,914,683 consisting of $62,248 in cash, $1,219,129 in accounts receivable, net of allowance of $411,282, and $633,306 in prepaid expenses. We had total current liabilities of $8,183,943 consisting of accounts payable and accrued expenses.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2015 and 2014:

	For the six months ended
	June 30, 2015	June 30, 2014

Net cash used in operating activities	$(4,084,110)	$(2,022,325)
Net cash used by investing activities	(109,426)	(33,742)
Net cash provided by financing activities	2,000,000	2,180,874
Net increase (decrease) in Cash	(2,193,536)	124,807
Cash , beginning	2,255,784	22,188
Cash, ending	$62,248	$146,995

Going Concern Uncertainties

As of June 30, 2015, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the year ended December 31, 2014.

Capital Expenditures

For the six months ended June 30, 2015, we have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company", the Company is not required to provide this information.

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

Effective as of March 9, 2015, the Principal Accounting Officer of the Company resigned.

Effective as of March 11, 2015, Omar Akram, a Director, was appointed President and Chief Financial Officer.

Effective as of June 17, 2015, the Company announced the resignation of Jim Waltz as intererim Chief Operations Officer and as a Director of the Company.

Effective as of July 6, 2015, the Company announced the removal of Norman Brodeur from the Board of Directors.

Effective as of August 6, 2015, the Board of Directors unanimously voted in favor of appointing John Strong to act as the interim Chief Executive Officer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date").. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 at a reasonable assurance level, as a result of material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in GAAP and a proper segregation of duties based on our size and available resources.

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

Item 1A. Risk Factors.

As a "smaller reporting company", the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, the Company issued 747,912 shares of its common stock for to various employees and consultants in exchange for services rendered. Additionally, the Company issued and sold 1,183,432 shares of its common stock to an accredited investor for an aggregate purchase price of $2,000,000, and 981,229 shares in relation to anti-dilution clauses from the aforementioned and previous cash equity raises.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Exhibit

31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

32.1+	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTIVE MEDIAS, INC.

August 17, 2015	/s/ Omar Akram
Omar Akram
President, Chief Financial Officer and Director
(Duly Authorized Officer and Principal Executive Officer and Principal Financial Officer)