Form 10-Q
period 2015-09-30
Adaptive Medias, Inc.
filed 2015-11-16
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

Commission file number 000-54074

ADAPTIVE MEDIAS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-0685980
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

47 Discovery Suite 220

Irvine, CA 92618

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

As of November 16, 2015, there were 21,703,329 shares of the Registrant's common stock outstanding.

ADAPTIVE MEDIAS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIVE MEDIAS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$602	$2,255,784
Accounts receivable, net	988,595	1,754,893
Prepaid expenses	951,692	61,478
Total Current Assets	1,940,889	4,072,155
Furniture and fixtures, net	53,835	72,476
Intangible assets, net	6,190,605	8,018,170
Deposits	17,114	34,843
Total Assets	$8,202,443	12,197,644
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,891,400	$4,686,991
Convertible note payable, net	535,269	-
Derivative liability	711,959	-
Total Liabilities	4,138,628	4,686,991

Stockholders' Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 21,703,329 and 13,869,771 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	21,703	13,866
Additional paid-in capital	52,287,054	47,669,503
Accumulated deficit	(48,244,942)	(40,172,716)
Total Stockholders' Equity	4,063,815	7,510,653
Total Liabilities and Stockholders' Equity	$8,202,443	$12,197,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$702,892	$1,382,139	$2,968,438	$3,226,927
Cost of revenue	622,375	1,092,552	2,663,219	2,260,590
Gross Profit	80,517	289,587	305,219	966,337
Operating expenses:
Legal and professional fees	250,690	290,704	1,107,235	598,991
Research and development	-	439,263	174,443	894,124
General and administrative expenses	605,795	1,153,669	6,984,577	2,732,160
Selling expenses	37,853	500,437	342,212	1,034,361
Depreciation and amortization	663,895	509,376	1,965,813	749,891
Stock compensation expense	560,291	1,000,695	2,275,388	1,661,797
Total operating expenses	2,118,524	3,894,144	12,849,668	7,671,324
Loss from operations	(2,038,007)	(3,604,557)	(12,544,449)	(6,704,987)
Other income (expense):
Interest expense	(395,341)	(23,192)	(451,587)	(24,727)
Gain (loss) on extinguishment of debt	75,494	6,680	-	(36,956)
Change in fair value of derivative liability	264,026	-	264,026	-
Reversal of previously accrued settlement	3,768,485	-	3,768,485	-
Other income	844,180	7,683	891,299	13,966
Total other income (expense)	4,556,844	(8,829)	4,472,223	(47,717)
Net income (loss)	$2,518,837	$(3,613,386)	$(8,072,226)	$(6,752,704)

Net income (loss) per share:
Basic	$0.13	$(0.32)	$(0.50)	$(0.89)
Diluted	$0.10	$(0.32)	$(0.50)	$(0.89)

Weighted average number of common shares outstanding:
Basic	19,119,831	11,419,744	16,237,814	7,593,080
Diluted	26,112,971	11,419,744	16,237,814	7,593,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance December 31, 2014	13,869,771	$13,866	$47,669,503	$(40,172,716)	$7,510,653
Shares issued for services	5,668,897	5,672	2,377,495	-	2,383,167
Shares issued for cash	2,164,661	2,165	1,997,835	-	2,000,000
Stock option expense	-	-	242,221	-	242,221
Net loss	-	-	-	(8,072,226)	(8,072,226)
Balance September 30, 2015	21,703,329	$21,703	$52,287,054	$(48,244,942)	$4,063,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADAPTIVE MEDIAS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended,
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,072,226)	$(6,752,704)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	1,965,813	749,891
Allowance for bad debts	278,572	83,589
Loss on extinguishment of debt	-	36,956
Common stock issued for services/interest	2,383,167	2,059,513
Stock option expense	242,221	-
Amortization of debt discount	261,254	-
Change in fair value of derivative liability	(264,026)	-
Changes in operating assets and liabilities
Accounts receivable	487,726	(1,189,131)
Prepaid expenses	(890,214)	2,415
Deposits	17,729	(54,675)
Accounts payable and accrued expenses	(1,795,591)	1,975,228
Net cash used in operating activities	(5,385,575)	(3,088,918)

Cash flows from investing activities:
Purchases of property and equipment	(4,859)	(5,654)
Purchases and development of intangibles	(114,747)	(125,258)
Net cash used in investing activities	(119,607)	(130,912)

Cash flows from financing activities:
Proceeds from convertible note payable	1,250,000	-
Repayments of convertible note payable	-	(275,000)
Proceeds from issuance of common stock	2,000,000	7,280,874
Net cash provided by financing activities	3,250,000	7,005,874

Net increase (decrease) in cash	(2,255,182)	3,786,044
Cash, beginning of period	2,255,784	22,188
Cash, end of period	$602	$3,808,232

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90,333	$24,727
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$346,667
Common stock issued to settle accounts payable	$-	$106,879
Issuance of common stock for repayment of convertible note payable	$-	$105,000
Common stock issued for merger/acquisition consideration	$-	$15,000,000

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

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2015, the Company had an accumulated deficit of $48,244,942. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company will continue to raise funds through the sale of its equity securities or issuance of notes payable to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure additional equity and/or debt financing until the Company can earn revenue and realize positive cash flow from its operations. There are no assurances that the Company will be successful in earning revenue and realizing positive cash flow from its operations. Without sufficient financing it would be unlikely that the Company will continue as a going concern.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from the prior sale of equity securities and issuance of convertible notes, management believes that its current cash will not be sufficient to meet the anticipated cash needs for working capital for the next 12 months. The Company’s plans with respect to its liquidity issues include, but are not limited to, the following:

1)	Continue to issue restricted stock for compensation due to consultants and for its legacy accounts payable in lieu of cash payments; and
2)	Seek additional capital in the public equity markets to continue its operations as it rolls out its current products in development, responds to competitive pressures, develops new products and services, and supports new strategic partnerships. The Company is currently evaluating additional debt or equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Internal Use Software Development Costs

The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. During the three and nine months ended September 30, 2015, the Company capitalized $10,180 and $114,747, respectively. During the three and nine months ended September 30, 2014, the Company capitalized $96,086 and $125,258, respectively.

Amortization commences when the software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $32,848 and $92,953 for the three and nine months ended September 30, 2015, respectively. Amortization expense totaled $4,739 and $5,286 for the three and nine months ended September 30, 2014, respectively.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by FASB ASC Topic 470, Debt with Conversion and Other Options and FASB ASC Topic 740, Beneficial Conversion Features. The Company records a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below the market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest expense over the life of the underlying debt using the effective interest method.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

The Company calculates the fair value of warrants issued with the convertible instruments according to ASC 815. The Company recorded a derivative liability and valued the warrant using a multi-nomial model.  The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, and is recorded as an additional debt discount and amortized over the remaining life of the debt.

Fair Value of Financial Instruments

We utilize ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following is a summary of financial instruments as of September 30, 2015, and December 31, 2014:

	Fair Value Measurments Using:
	Level 1	Level 2	Level 3
Balance at December 31, 2014	-	-	-
Valuation of derivative liability due to issuance of warrants attached to convertible notes	-	-	975,985
Change in fair value	-	-	(264,026)
Balance at September 30, 2015	-	-	711,959

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

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

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Websites	$11,297	$11,297
Customer lists	306,505	306,505
Developed technology	4,997,781	4,883,034
Trade names	85,607	85,607
	5,401,190	5,286,443
Less: accumulated amortization	$(3,608,549)	$(1,666,237)
Identifiable intangibles, net	1,792,641	3,620,206

Goodwill	4,397,964	4,397,964

Intangible assets, net	$6,190,605	$8,018,170

For the three months ended September 30, 2015 and 2014, the amortization of intangible assets was $652,340 and $498,079, respectively. For the nine months ended September 30, 2015 and 2014, the amortization of intangible assets was $1,942,312 and $737,373, respectively.

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2014 of approximately $35.5 million for federal tax purposes and approximately $34.7 million for state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited. No provision for income taxes has been recorded during the three and nine month periods ended September 30, 2015 and 2014 due to the losses incurred or NOLs available to offset any taxable income.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Notes Payable

As of September 30, 2015, there were no outstanding notes payable. On February 10, 2014, the Company settled all obligations under a previously issued convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the convertible note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with the note holder. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014 in its operating results for the period ending September 30, 2014.

Issuance and Repayments of Convertible Promissory Notes

On July 14, 2015, the Company entered into a convertible promissory note with John Strong, the Company’s current Chief Executive Officer, in the amount of $100,000. The principal amount plus 5% interest was to be repaid by July 28, 2015. A default provision is included in the note to which the holder may elect to convert the entire unpaid balance including interest into the Company’s common stock at a rate equal to 50% of the closing bid price for the trading day immediately preceding the date of the conversion. The Company made payments on July 28, 2015 and August 13, 2015, in full satisfaction of the note.

On July 14th, 2015, the Company entered into a convertible promissory note with John Strong in the amount of $100,000. The principal amount plus 10% interest was to be repaid by September 12t, 2015. A default provision is included in the note to which the holder may elect to convert the entire unpaid balance including interest into the Company’s common stock at a rate equal to 50% of the closing bid price for the trading day immediately preceding the date of the conversion. The Company made payment on September 11, 2015 in full satisfaction of the note.

In September 2015, the Company raised $1,250,000 in gross proceeds from the sale of a discount convertible debenture offering in the aggregate principal amount of $1,470,588 with a maturity date of September 4, 2016. The noteholders also received warrants to purchase 3,676,470 shares of common Stock, exercisable at $.50 per share through September 3, 2020. The placement agent received $100,000 in cash. The total principal amount of the debentures is issued with a 117.65% premium to the purchase price. The debentures have a maturity date of September 3, 2016, until which the debentures may be convertible any time into shares of the Company’s common stock at a conversion price equal to $0.30 per share.

The holders of these discount convertible debentures also received warrants to purchase an aggregate of 3,676,470 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years beginning March 3, 2016, or six (6) months from the date of issuance.  At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price.  According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model.  The following were used to determine to the value: volatility of 168.71%, risk free rate of .28%.  The Company valued the warrants upon issuance for $975,985, then revalued at September 30, 2015, which resulted in a gain of $264,026.  As of September 30, 2015, the derivative liability was $711,959

Note 6 – Stockholders’ Equity

Issuance of Common Stock

During the nine months ended September 30, 2015, the Company issued 5,668,897 shares of its common stock for to various employees and consultants in exchange for services rendered. The aggregate fair value of these issuances was $2,383,167. Additionally, the Company issued and sold 2,164,661 shares of its common stock (including 981,229 shares related to anti-dilution clauses) to an accredited investor for an aggregate purchase price of $2,000,000. The total number of shares outstanding as of September 30, 2015 was 21,703,329.

During the nine months ended September 30, 2014, the Company issued 694,626 shares of its common stock to various consultants in exchange for services rendered with an aggregate fair value of $2,059,513. The Company also issued 46,667 shares of its common stock in connection with the settlement of a convertible note with a fair value of $105,000 (see Note 5). Additionally, the Company issued and sold 3,239,780 shares of its common stock to several accredited investors for an aggregate purchase price of $7,289,499. The Company also issued 5,000,000 share of its common stock in connection with the Media Graph transaction. Finally, in the nine months ended September 30, 2014, the Company issued 41,776 shares of its common stock for settlement of $106,879 of accounts payable.

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

The following table reflects the option activity during the nine months ended September 30, 2015:

	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2014	1,477,977	$1.11
Granted	151,667	1.86
Exercised	(196,404)	0.49
Forfeited, cancelled, expired	(974,692)	0.72
Outstanding as of September 30, 2015	458,548	$0.49

To value options granted during the nine months ended September 30, 2015, the Company used the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, average risk free interest rate of .99%, a dividend yield of 0% and a volatility of 338%. For the nine months ended September 30, 2015, the Company recorded stock option compensation expense of $242,221.

As of September 30, 2015, 28,219,022 shares were available for future grants.

Warrants

The following table reflects warrant activity during the nine months ended September 30, 2015:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2014	2,879,627	$4.00
Granted	5,532,831	1.02
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(166,667)	0.50
Outstanding as of September 30, 2015	8,245,791	$2.07

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 8 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders	$2,518,837	$(3,613,386)	$(8,072,226)	$(6,752,704)
Numerator for diluted income (loss) per share	$2,518,837	$(3,613,386)	$(8,072,226)	$(6,752,704)

Denominator for income (loss) per share:
Weighted average common shares	19,119,831	11,419,744	16,237,814	7,593,080
Convertible note payable	4,901,960	-	-	-
Options	211,077	-	-	-
Warrants	1,880,103	-	-	-
Denominator for diluted income (loss) per share	26,112,971	11,419,744	16,237,814	7,593,080

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	247,471	1,586,482	458,548	1,586,482
Warrants	6,365,688	2,879,627	8,245,791	2,879,627
Total anti-dilutive weighted average shares	6,613,159	4,466,109	8,704,339	4,466,109

If all dilutive securities had been exercised at September 30, 2015 the total number of common shares outstanding would be as follows:

Common Shares	21,703,329
Options	458,548
Warrants	8,245,791
Total potential shares	30,407,668

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 9 – Concentrations

The following table reflects the concentration of revenue during the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Customer 1	19%	0%	9%	0%
Customer 2	15%	0%	7%	0%
Customer 3	13%	0%	8%	0%
Customer 4	12%	4%	10%	2%
Customer 5	1%	20%	5%	20%
Customer 6	0%	15%	7%	13%
Customer 7	0%	15%	2%	8%

Customers in excess of 10% or more as included in the table above represent $513,260 and $938,510 of gross accounts receivable as of September 30, 2015 and 2014, respectively.

Note 10 – Commitments and Contingencies

Office Lease Agreements

On September 22, 2015 the Company signed a lease for office space in Irvine, California, and subsequently moved its operation to this location. This lease expires in September 2018 and carries a current monthly rent of approximately $5,350.

The Company is also still under lease for its previous office space in Irvine, California that expires in March 2017. The current monthly rent is approximately $13,100. The Company plans to sublet this location in the near future.

Minimum Fees

On July 1, 2014, the Company entered into an agreement to purchase bandwidth for a period of 18 months with a total minimum amount of $413,775 due. Under the agreement, the Company expensed $209,186 during the nine months ended September 30, 2015.

Legal Proceedings

OneScreen, Inc. v. Patel, Orange County Superior Court Case No. 30-2014-00699812

OneScreen initiated the lawsuit against Atul Patel (“Mr. Patel”).  Mr. Patel subsequently filed a cross-complaint asserting claims against numerous cross-defendants, including the Company.  Mr. Patel asserted various claims in his Second Amended Cross-Complaint against the Company, including claims for conversion, fraudulent transfers, and successor liability.  On October 21, 2015, the court heard the Company’s demurrer to Mr. Patel’s Second Amended Cross-Complaint.  The court has taken the motion under submission, and it has not issued a formal ruling on the demurrer.  The Company intends to vigorously defend against Mr. Patel’s claims.

AdOn Network, LLC v. OneScreen, Inc., et al., San Francisco Superior Court Case No. CGC-14-542878

AdOn Network, LLC (“AdOn”) originally filed suit against OneScreen arising out of an alleged settlement agreement that OneScreen entered into with AdOn on March 14, 2014.  AdOn asserts that OneScreen breached the settlement and asserts various contractual and quasi-contractual claims against OneScreen. AdOn is seeking damages in excess of $590,000 along with attorneys’ fees and other remedies.  In its First Amended Complaint, Plaintiff also sued the Company for successor liability for OneScreen’s alleged debts.  The Company demurred to the First Amended Complaint, but the court denied the demurrer.  The Company has answered the First Amended Complaint and intends to vigorously defend against the claims.

MeetMe, Inc. v. Beanstock Media, Inc., et al., Philadelphia Court of Common Pleas

On September 29, 2015, MeetMe, Inc. (“MeetMe”) filed suit against Beanstock Media, Inc. (“Beanstock”) and the Company.  MeetMe asserts breach of contract claims regarding an alleged debt that it claims it is owed by Beanstock.  MeetMe also claims that the Company allegedly guaranteed Beanstock’s debt through a subsequent agreement.  The Company’s deadline to respond to the Complaint is November 4, 2015 and it intends to vigorously defend against the claims.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Adaptive Medias, Inc. v. Jim Waltz, et al., Orange County Superior Court Case No. 30-2015-00812007-CU-FR-CJC

 On September 28, 2015, the Company filed suit against former director Jim Waltz (“Mr. Waltz”), Beanstock and MeetMe, Inc.  The Company asserts various claims relating to Mr. Waltz’ self-dealing as a director of the Company , including fraudulent conduct that resulted in Adaptive Medias paying and allegedly guaranteeing obligations incurred by Beanstock.  Among other relief, the Company seeks to recover the monies that were paid to MeetMe, and it seeks to void and/or rescind the obligations Adaptive Medias allegedly incurred as a result of Mr. Waltz’ fraudulent conduct and breaches of his fiduciary duties.  None of the defendants have yet responded to the Complaint.

Other Commitments and Contingencies

Rescission of Previously Announced and Accrued Settlement

On May 6, 2015, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement”) with Gregg Templeton, pursuant to which the Company and Mr. Templeton agreed to mutually release one another from any and all obligations under previous consulting arrangements between the parties. Pursuant to the terms of the Settlement Agreement, in exchange for consulting services previously rendered to the Company, the Company's shall pay to Mr. Templeton (i) a cash fee in the amount of $405,000; (ii) 318,343 shares of the Company's common stock; and (iii) a five-year warrant to purchase 1,500,000 shares of the Company's common stock at a price of $3.00 per share. This settlement was authorized by two of three Board members and was accrued as of March 31, 2015. It was later determined that the settlement document itself was never signed by an officer of the Company and the Company has no intentions of settling this issue on the terms noted above. Further, the Chairman of the Board, being the only sitting Board member rescinded the Board authorization for this settlement on July 22, 2015. As a result of this rescission, the Company reversed $3,768,485 as a component of “Other Income” in the accompanying statements of operations for the three and nine months ended September 30, 2015 in the line item, “Reversal of previously accrued settlement”.

Reversals of Certain Liabilities

During the three months ended September 30, 2015, the Company reversed certain legacy liabilities in the amount of $658,000 that were carried over from the Mimvi transaction in 2013. Upon the Company’s review, it was determined that these amounts did not represent valid liabilities. In addition, certain liabilities recorded in prior years in the amount of $315,000 were determined to be invalid and were reversed. The aggregate of these reversals in the amount of $973,000 were recorded as a component of “Other income” in the accompanying statements of operations for the three and nine months ended September 30, 2015.

ADAPTIVE MEDIAS, INC.

Notes to Condensed Consolidated Financial Statements

Note 11 – Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. FASB ASC Topic 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The following subsequent events have occurred since September 30, 2015:

Loan transactions

On October 7, 2015, the Company entered into a short term note payable with John B. Strong, the Company’s CEO, in exchange for $75,000. The note bears interest at 6% per annum and is due and payable on January 7, 2016.

On October 26, 2015, the Company entered into a convertible promissory note with an outside investor for a principal amount of $245,000 in exchange for $200,000 with a maturity date of February 25, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum.

On October 27, 2015, the Company entered into a settlement agreement with a vendor to settle $30,247 in payables for $20,000.

Changes in senior leadership

Effective as of October 1, 2015, the Board of Directors unanimously voted in favor of removing the “interim” from the title of Chief Executive Office for John B. Strong.

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

The Company is a programmatic audience and content monetization company for website owners, app developers and video publishers who want to more effectively optimize content through advertising. The Company provides a foundation for publishers and developers looking to engage brand advertisers through a multi-channel approach that delivers integrated, engaging and impactful ads across multiple devices. The Company meets the needs of its publishers with an emphasis on maintaining user experience, while delivering timely and relevant ads through its multi-channel ad delivery and content platform. Our corporate headquarters are located at 47 Discovery Suite 220, Irvine CA, 92618. Our website address is www.adaptivem.com. The information contained on, or that may be obtained from, our website is not, and shall not be deemed to be, a part of this report.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. This translates to revenue generation in the following forms: 1) Encoding fees for uploading content; 2) Revenue share from platform publishers consuming the content; 3) Content streaming bandwidth fees from publishers consuming content; 4) Ad server fees from publishers consuming ads within the platform; 5) Content storage fees for housing content within the platform; and 6) Percentage of revenue from advertisers attaching content to their video ads. In 2013, we added approximately 50 publishers. The direct impact of which was operationally minimal as the platform lends itself extremely simplified workflows. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all content categories to grow in 2015 as we move toward stabilization of our platform and expansion of our technical capabilities while onboarding premium content providers through focused business development efforts. During the nine months ended September 30, 2015, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New relationships included premium publishers and content producers, all of whom are leaders in their respective categories.

Today our advertiser campaign demand initiatives are consistently fulfilling and scaling at sustainable rates for our growing publisher base. We have over 350,000 rights cleared pieces of video content across all interest categories. We have recently expanded our publisher base to include Latin On, Webisaba, Sovrn Holdings, Techno Buffalo.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2015, except as follows:

Convertible debt is accounted for under the guidelines established by FASB ASC Topic 470, Debt with Conversion and Other Options and FASB ASC Topic 740, Beneficial Conversion Features. The Company records a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below the market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest expense over the life of the underlying debt using the effective interest method.

The Company calculates the fair value of warrants issued with the convertible instruments according to ASC 815. The Company recorded a derivative liability and valued the warrant using a multi-nomial model.  The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, and is recorded as an additional debt discount and amortized over the remaining life of the debt.

Three Months Ended September 30, 2015 compared with Three Months Ended September 30, 2014

Revenue

For the three months ended September 30, 2015, we recognized revenue of $702,892 compared to $1,382,139 in the comparable period of 2014, a decrease of $679,247 or 49%. The decrease was primarily due to the phase out of Flash, resulting in shakeups across the ad-tech space. This occurrence began when Google announced it would automatically start pausing Flash content in its Chrome browser. This issue affected many of our advertising partners who have had to deal with a rapid transition from Flash to HTML5. We are utilizing our HTML5 player to solve this issue, however we are dependent on our partners’ ability to adopt an HTML5 solution. By the first half 2016 we expect the majority of our partners to have adopted our HTML5 solution and for this to no longer be of consequence.

Cost of Revenue

For the three months ended September 30, 2015, our cost of revenue decreased to $622,375 compared to $1,092,552 in the comparable period of 2014, a decrease of $470,177 or 43%. The decrease is to be expected given the above industry-wide issues reducing overall revenue. We expect to see an increase margins in future periods by engaging with both existing and new publisher relationships in mobile video arena through our platform which yields higher revenues at lower costs.

Operating Expenses

As a result of the expansion of our self-serving, automated platform business and cost cutting measures, our operating expenses decreased to $2,118,524 for the three months ended September 30, 2015, compared to $3,894,144 in the comparable period of 2014, a reduction of $1,775,620 or 46%. This decrease is in part related to stock-based compensation for services period over period and other changes noted below.

For the three months ended September 30, 2015, legal and professional fees decreased to $250,690 from $290,704 in the comparable period of 2014, a reduction of $40,014 or 14%. The decrease is due to the gradual resolution of on-going litigation, primarily related to matters from previously completed acquisitions. In the remainder 2015 and 2016, we expect the litigation efforts to continue but decrease as we address them accordingly.

For the three months ended September 30, 2015, the research and development costs that we incurred decreased to $0 from $439,263 in the comparable period of 2014. This decrease is primarily due to a reduction in staff compared to the prior comparable period. Going forward we expect to maintain a lean staff of highly motivated sales and support resources to help expand our growth efforts.

For the three months ended September 30, 2015, general and administrative expenses decreased to $605,795 from $1,153,669 in the comparable period of 2014, a reduction of $547,874 or 47%. The reduction was primarily due to cost cutting initiatives which began in May 2015 that came to full realization during the current period. We continue to anticipate lower general and administrative expenses in future periods.

For the three months ended September 30, 2015, our selling expenses decreased to $37,853 from $500,437 in the comparable period of 2014, a reduction of $462,584 or 92%. This decrease is primarily due to streamlining our sales and marketing personnel and related resources. We continue to anticipate lower selling expenses in future periods.

For the three months ended September 30, 2015, depreciation and amortization increased to $663,895 from $509,376 in the comparable period of 2014, an increase of $154,519 or 30%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to remain at these levels in absolute dollars in future periods.

For the three months ended September 30, 2015, stock compensation expense decreased to $560,291 from $1,000,695 in the comparable period of 2014, a reduction of $440,404 or 44%. This decrease was a result of management opting for debt financing solutions rather than stock compensation.

Other income (expense)

During the three-month period ended September 30, 2015, we recorded an initial derivative liability of $711,959 in relation to the convertible notes payable issued in September 2015, consisting of debt discount of $975,985, and a charge to earnings of $264,026. In addition, during the three months ended September 30, 2015, we amortized $40,666 of debt discount to interest expense. During the three months ended September 30, 2015, we recorded other income of $844,180 consisting of the reversal of previously recorded liabilities and other accruals that were duplicates, unsupportable, or have run their statutes of limitation per state laws. We also recorded a reversal of a settlement payable in the amount of $3.7 million.

Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014

Revenue

For the nine months ended September 30, 2015, we recognized revenue of $2,968,438 compared to $3,226,927 in the comparable period of 2014, a reduction of $258,489 or 8%. The decrease was primarily due to a shift in sales focus towards our higher margin platform business, with a much slower sales cycle and implementation period, meaning the rewards will not be realized until 2016.

Cost of Revenue

For the nine months ended September 30, 2015, our cost of revenue increased to $2,663,219 compared to $2,260,590 in the comparable period of 2014, an increase of $402,629 or 18%.

The increase was primarily due to the emergence of mobile display as the majority of our media business, which has comparatively high volumes with low margins. In the remainder of 2015 and 2016, we expect to see an increase in margins as we transition from low margin advertising sales to our substantially higher margin platform business.

Operating Expenses

Our operating expenses increased to $12,849,668 for the nine months ended September 30, 2015, compared to $7,671,324 in the comparable period of 2014, an increase of $5,178,344 or 68%. This increase is primarily due to the settlement expense of $3,768,485 that was recorded in the first quarter of 2015. As discussed below, this settlement amount was reversed in the third quarter as a component of “Other income / expense”. Additional operating expense fluctuations are discussed below. Our expectations are to grow the platform, higher margin, side of the business throughout the remainder of the year. While the vast majority of these operating expenses were incurred in the first half of 2015, the increase was primarily due the lack of expense control by former management which has been rectified with the appointment of experienced CEO, John B. Strong.

For the nine months ended September 30, 2015, legal and professional fees increased to $1,107,235 from $598,991 in the comparable period of 2014, an increase of $508,244 or 85%. The increase was primarily due to ongoing litigation related to matters from previously completed acquisitions. Through the remainder of 2015 and beyond, we expect the litigation efforts to continue with decreased legal expenses as we address them accordingly.

For the nine months ended September 30, 2015, the research and development costs that we incurred decreased to $174,443 from $894,124 in the comparable period of 2014, a reduction of $719,681 or 80%. This decrease is primarily due to a reduction in staff compared to the prior comparable period. With that effort behind us, we will be focusing on our platform sales initiatives. We anticipate research and development expenses to decrease in future periods.

For the nine months ended September 30, 2015, general and administrative expenses increased to $6,984,577 from $2,732,160 in the comparable period of 2014, an increase of $4,252,417 or 156%. This increase is primarily due to a settlement expense of $3,768,485 that was recorded in the first quarter of 2015. As discussed below, this amount settlement was reversed in the third quarter as a component of “Other income / expense”. We also incurred increased investor relation expenses in the current year period. During the balance of 2015 and 2016, we expect to reduce our general and administrative cost footprint to a minimum requirement. While the vast majority of these expenses were incurred in the first half of 2015, the increase is primarily due the lack of expense control by former management which has been rectified with the appointment of experienced CEO, John B. Strong.

For the nine months ended September 30, 2015, our selling expenses decreased to $342,212 from $1,034,361 in the comparable period of 2014, a reduction of 692,149 or 67%. This decrease is primarily due to streamlining our sales and marketing personnel and related resources. We anticipate lower selling expenses in future periods.

For the nine months ended September 30, 2015, depreciation and amortization increased to $1,965,813 from $749,891 in the comparable period of 2014, an increase of $1,215,922 or 162%. The increase was primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to remain at these levels in absolute dollars in future periods.

For the nine months ended September 30, 2015, stock compensation expense increased to $2,275,388 from $1,661,797 in the comparable period of 2014, an increase of $613,591 or 37%. This increase was due to management’s cash conservation efforts to pay for services with stock instead of cash and ongoing investor relation efforts paid with stock.

Other income (expense)

During the nine months ended September 30, 2015, we recorded an initial derivative liability of $711,959 in relation to the convertible note payable issued in September 2015, consisting of debt discount of $975,985, and a charge to earnings of $264,026. In addition, during the same period we amortized $40,666 of debt discount to interest expense. During the nine months ended September 30, 2015, we recorded other income of $891,299  consisting of the reversal of previously recorded liabilities and other accruals that were duplicates, unsupportable, or have run their statutes of limitation per state laws. We also recorded a reversal of a settlement payable in the amount of $3.7 million.

Net Loss

For the nine months ended September 30, 2015, we incurred a net loss of $8,072,226, or $.50 per basic and diluted share compared to a net loss of $6,752,704, or $0.89 per basic and diluted share for the nine months ended September 30, 2014. The increase in the net loss is described above.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $1,940,889 consisting of $602 in cash, $988,595 in net accounts receivable, and $951,692 in prepaid expenses. We had total current liabilities of $4,138,628 consisting of accounts payable, accrued expenses, convertible notes, and derivative liabilities.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(5,385,575)	$(3,088,918)
Net cash used by investing activities	(119,607)	(130,912)
Net cash provided by financing activities	3,250,000	7,005,874
Change in cash	$(2,255,182)	$3,786,044

Going Concern Uncertainties

As of September 30, 2015, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our auditor has issued a going concern qualification as part of their opinion in their audit report contained in Form 10-K filed with the SEC for the year ended December 31, 2014.

Capital Expenditures

For the nine months ended September 30, 2015, we have not incurred any material capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date").. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 at a reasonable assurance level, as a result of material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in GAAP and a proper segregation of duties based on our size and available resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company legal proceedings are summarized in Note 10 of the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, the Company issued 5,668,897 shares of its common stock for to various employees and consultants in exchange for services rendered. Additionally, the Company issued and sold 2,164,661 shares of its common stock to an accredited investor for an aggregate purchase price of $2,000,000, and 981,229 shares in relation to anti-dilution clauses from the aforementioned and previous cash equity raises.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: November 16, 2015	ADAPTIVE MEDIAS
(Registrant)

By: /s/ John Strong
John Strong
Its: Chief Executive Officer

By: /s/ Omar Akram
Omar Akram
Its: Chief Financial Officer