Form 10-K
period 2015-12-31
Adaptive Medias, Inc.
filed 2016-04-14
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $15,389,340 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the OTC Markets on June 30, 2014). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the Registrant. The Registrant has no non-voting common equity.

As of March 26, 2015, there were 13,943,108 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; general economic conditions; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations” in this report.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

The terms “Adaptive Medias, Inc. Corporation,” the “Company,” “management,” “we,” “us,” and “our” in this Annual Report on Form 10-K are meant to refer collectively to Adaptive Medias, Inc. Corporation and its subsidiaries, formerly known as MIMVI.

PART I

Item 1. Business

Introduction

Adaptive Medias, Inc. is a technology company based in Irvine, CA that focuses on providing digital video and mobile solutions for publishers, video content owners who need an easy, efficient, centralized solution for video content management, delivery, syndication and one of the only end-to-end monetization platforms driven by programmatic algorithms. The platform offers an HTML5 (Fully Responsive)/Flash-friendly video player but is player agnostic and provides premium content for publishers who need digital video to offer to their audiences or to supplement their video libraries. Through its core platform and technology Adaptive Medias enables its customers to provide their audiences with mobile experiences and premium video content and to monetize those audiences by serving and optimizing relevant brand advertisements while maintaining the user experience.

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

Industry Overview

Consumers and audiences are increasingly watching video on mobile devices:

●	According to eMarketer two-thirds of the U.S. population watches digital video and the time spent watching digital video is growing aggressively (+56% year over year).

●	Cisco projects that in four years, 75% of the world’s mobile traffic will be video.

Advertisers and marketers are following this growth.

●	According to eMarketer the share of US cross-device digital video ad campaigns rose from just 17% to 51% between the first quarter of 2014 and the fourth quarter of 2014.

●	eMarketer also estimates that mobile ad spending will reach $64 billion during 2015 with a target of $158 billion by 2018.

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

●	The platform services allow the customer to use the customer’s own advertising relationships, supplement those advertising campaigns with Adaptive Medias advertising orders or have Adaptive Medias fully-manage the advertising process on the customer’s behalf.

●	The platform provides content syndication and audience buying services – for content owners that may have unfilled advertising campaigns and need additional reach.

●	In addition, if publishers need premium video content or need to supplement their libraries with additional video content, Adaptive Medias platform provides the ability to select from collections of content or to license the content from other third parties.

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

Business Development

Our business development efforts are focused on three main areas:

●	publishers and content owners that have video content and need an easy, efficient, centralized technology platform solution for video content management, delivery, syndication and monetization;

●	white-label partners of websites that provide desktop or display-oriented advertising services to hundreds or thousands of websites and that need to provide a technology platform with video solutions or mobile solutions to supplement the services they currently provide to their website owners; and

●	syndication partners that have branded video content (i.e. video sponsored by or produced by brand advertisers) that need a player and platform to syndicate the content and reach additional audiences.

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

Employees

As of the date of this report, we have 30 employees. We are not a party to any collective bargaining agreements.

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

An investment in our securities is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor’s entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in our securities.

Risks Related to the Company’s Operations

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

As of December 31, 2015, we had $2,255,784 in cash and $4,072,155 in total current assets and we had total current liabilities of $4,649,595. The latter represents the total amount of accounts payable and accrued expenses that we owed and which are due for payment as of December 31, 2015. We have limited funds to pay all of our current liabilities. Should one or more of our creditors demand immediate payment in-full, we are not likely to have the resources to pay or satisfy any such claims. If the Company cannot continue to raise additional funds it could face a risk of insolvency.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

For the year ended December 31, 2015, we incurred $14,816,734 in net losses and $18,849,726 in net losses for the year ended December 31, 2014. We anticipate that we will likely incur significant additional losses in the future as well.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the funds that we have raised during the year ended December 31, 2015, we have no committed source of financing and there can be no assurance that we will receive any additional financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern Uncertainties

As of December 31, 2015, we have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

As of and for the years ended December 31, 2015 and 2014, our independent registered public accounting firms have issued a going concern qualification as part of their audit reports included herein and included in our 2015 consolidated financial statements.

Our common stock is subordinate to existing and future debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2015, we had $ 4,686,991 reflected as total liabilities on our consolidated balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Significant control of the Company is held by management and principal shareholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 45% of our common shares (including stock options and warrants) as of March 26, 2016. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

We have a history of operating losses and we have incurred significant net losses in each of the last two years. . For the years ended December 31, 2015 and 2014, we had net revenues of $xxxxx and $5,075,226 and incurred net losses of $xxx and $18,849,726, respectively. These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to re-buy or re-sell our common stock easily following periods of volatility because of the market’s reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	announcements concerning our strategy;

●	litigation; and

●	general market conditions.

Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently quoted on the OTC Bulletin Board and the OTCQB and is considered a “penny stock.” The OTC Bulletin Board and the OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

We do not own any real property. We lease two offices in Irvine, California. On September 22, 2015 the Company signed a lease for office space at 47 Discovery in Irvine, California, and subsequently moved its operation to this location. This lease expires in September 2018 and carries a current monthly rent of approximately $5,350. The previous location of our headquarters was located at 16795 Von Karman Avenue, Suite 240, Irvine, California, 92606. This lease expires in March 2017 with a current rent of $13,100. This location is currently being subletted.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “ADTM” on the OTC Bulletin Board and the OTCQB, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter (“OTC”) equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

The high and low bid quotations for our common stock for each of the quarters of our fiscal years ended December 31, 2054 and 2014 are set forth in the table below:

	Price Range
	High($)	Low($)
Quarter ended March 31, 2014	$4.50	$2.10
Quarter ended June 30, 2014	$4.20	$2.40
Quarter ended September 30, 2014	$4.30	$1.70
Quarter ended December 31, 2014	$5.45	$2.31
Quarter ended March 31, 2015	$3.19	$1.50
Quarter ended June 30, 2015	$2.47	$0.31
Quarter ended September 30, 2015	$0.51	$0.18
Quarter ended December 31, 2015	$0.39	$0.15

On April 10, 2015, the closing per share price for our common stock was $_____.

Holders: According to the records of Adaptive Medias’ transfer agent, Adaptive Medias had 351 stockholders of record as of March 26, 2016 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

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

In September 2013, our Board of Directors approved an increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, our Board of Directors approved an amendment to the 2010 Plan which increased the number of shares issuable pursuant to the 2010 Plan by 15,000,000 to 30,000,000 shares. Both amendments have also been approved by the Company’s shareholders. Upon completion of the Reverse Stock Split on April 14, 2014, the Company continues to have 30,000,000 shares issuable of which 28,522,023 shares were available for future grant as of December 31, 2015. The material terms of our stock incentive plans are described in Note 7 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. This translates to revenue generation in the following forms: 1) Encoding fees for uploading content; 2) Revenue share from platform publishers consuming the content; 3) Content streaming bandwidth fees from publishers consuming content; 4) Ad server fees from publishers consuming ads within the platform; 5) Content storage fees for housing content within the platform; and 6) Percentage of revenue from advertisers attaching content to their video ads. In 2013, we added approximately 50 publishers. The direct impact of which was operationally minimal as the platform lends itself extremely simplified workflows. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all content categories to grow in 2015 as we move toward stabilization of our platform and expansion of our technical capabilities while onboarding premium content providers through focused business development efforts. During the year ended September 30, 2015, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New relationships included premium publishers and content producers, all of whom are leaders in their respective categories.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements.

Results of Operations – Years ended December 31, 2015 and 2014

Revenue and Cost or Revenue

	For the years ended
	2015	2014	Change
Revenues	$4,654,489	$5,075,226	$(420,737)
Cost of Revenues	3,891,930	3,940,350	(48,420)
Total as a percentage of revenues	83.6%	77.6%	6.0%

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

	For the years ended
	2015	2014	Change
Legal and professional fees	$1,341,127	$1,506,016	$(164,889)
Total as a percentage of revenues	28.8%	29.7%	-0.9%

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

	For the years ended
	2015	2014	Change
Research and development	$174,443	$1,381,873	$(1,207,430)
Total as a percentage of revenues	3.7%	27.2%	-23.5%

For the three months ended September 30, 2015, the research and development costs that we incurred decreased to $0 from $439,263 in the comparable period of 2014. This decrease is primarily due to a reduction in staff compared to the prior comparable period. Going forward we expect to maintain a lean staff of highly motivated sales and support resources to help expand our growth efforts.

	For the years ended
	2015	2014	Change
General and administrative expenses	$3,927,620	$4,044,468	$(116,848)
Total as a percentage of revenues	84.4%	79.7%	4.7%

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

	For the years ended
	2015	2014	Change
Selling expenses	$367,025	$1,712,328	$(1,345,303)
Total as a percentage of revenues	7.9%	33.7%	-25.9%

For the three months ended September 30, 2015, our selling expenses decreased to $37,853 from $500,437 in the comparable period of 2014, a reduction of $462,584 or 92%. This decrease is primarily due to streamlining our sales and marketing personnel and related resources. We continue to anticipate lower selling expenses in future periods.

	For the years ended
	2015	2014	Change
Depreciation and amortization	$	$	$-
Total as a percentage of revenues	0.0%	0.0%	0.0%

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

	For the years ended
	2015	2014	Change
Stock compensation expense	$2,704,989	$1,206,852	$1,498,137
Total as a percentage of revenues	58.1%	23.8%	34.3%

For the three months ended September 30, 2015, stock compensation expense decreased to $560,291 from $1,000,695 in the comparable period of 2014, a reduction of $440,404 or 44%. This decrease was a result of management opting for debt financing solutions rather than stock compensation.

Other income (expense)

	For the years ended
	2015	2014	Change
Interest expense	$680,230	$42,171	$638,059
Total as a percentage of revenues	14.6%	0.8%	13.8%

	For the years ended
	2015	2014	Change
Other income	$889,334	$18,827	$870,507
Total as a percentage of revenues	19.1%	0.4%	18.7%

During the three-month period ended September 30, 2015, we recorded an initial derivative liability of $711,959 in relation to our Convertible Notes Payable consisting of debt discount of $975,985, and a charge to earnings of $264,026. In addition, during the three months ended September 30, 2015, we amortized $40,666 of debt discount to interest expense. During the three months ended September 30, 2015, we recorded a gain on extinguishment of debt of $844,180 consisting of write-offs of discontinued liabilities and other accruals that were duplicates, unsupportable, or have run their statutes of limitation per state laws.

Net Loss

For year ended December 31, 2015, we incurred a net loss of $8,072,226, or $.50 per basic and diluted share compared to a net loss of $6,752,704, or $0.89 per basic and diluted share for year ended December 31, 2014. The increase in the net loss is described above.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $1,940,889 consisting of $602 in cash, $988,595 in net accounts receivable, and $951,692 in prepaid expenses. We had total current liabilities of $4,138,628 consisting of accounts payable, accrued expenses, convertible notes, and derivative liabilities.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(11,132,638)	$(4,471,775)
Net cash used by investing activities	5,295,413	(300,504)
Net cash provided by financing activities	3,581,800	7,005,875
Change in cash	$(2,255,425)	$2,233,596

Going Concern Uncertainties

As of December 31, 2015, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a “going concern” qualification as part of their report on our consolidated financial statements for the year ended December 31, 2015, which is contained elsewhere in this Annual Report on Form 10-K.

Capital Expenditures

For the year ended December 31, 2015, we have not incurred any material capital expenditures.

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

None.

Item 9A. Controls and Procedures

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

We believe that our processes and controls provide reasonable assurance for the consolidated financial statement preparation and presentation. However, because of inherent limitations in the size of the Company’s organization, our internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such assessment, our President (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) determined that, as of December 31, 2015, our internal control over financial reporting is not effective.

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

We carried out an evaluation under the supervision and with the participation of management, including our President and Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2015. Based on that evaluation, our President and Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the 2015 fiscal year at a reasonable assurance level, as a result of material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in GAAP and a proper segregation of duties based on our size and available resources. These material weaknesses are due to an insufficient numbers of properly trained and experienced personnel available to independently test the design of our key controls at the financial activity level as well as the insufficient operations of information technology general controls in identifying a deficiency, or combination of deficiencies, which may result in a reasonable possibility that a more than an inconsequential misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal year 2015 could have led to an error in the original accounting of the estimated fair market value of certain security instruments.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We plan to retain additional accounting personnel and continue to enhance our internal finance and accounting organizational structure.

●	We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates, performing impairment analyses, and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we now believe that these material weaknesses are currently being addressed, we will continue our remediation efforts during fiscal year 2016.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Age	Director Since
John B. Strong (1)	Chief Executive Offier, Chairman of the Board	53	10/1/2015
Omar Akram (2)	Chief Financial Officer, Director	34	12/31/2013
Sal Aziz (3)	Director	40	1/12/2016

Background of Directors and Executive Officers

(1) Add John B. Strong Bio

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

(3) Others?

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Except as set forth below, we believe that, during fiscal 2015, our Directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to Adaptive Medias, Inc. and the written representations of its directors and executive officers.

James Batmasian, a beneficial owner of greater than 10% of our issued and outstanding shares of common stock, failed to timely file one Form 3 and one Schedule 13D reporting his acquisition of 1,777,778 shares of common stock. Mr. Batmasian filed such Form 3 and Schedule 13D on October 23, 2014.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company has an audit committee  that performs these main functions: (1) selection and oversight of the Company’s independent accountant; (2) establishment of procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engagement of outside advisors. The Company’s Board of Directors has determined that at least one member of the Audit Committee, Mr. Mark Lambert is an “audit committee financial expert “ within the meaning of the rules and regulations of the SEC. The Board of Directors believes that Mr. Mark Lambert has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee and is independent.

Stockholder Nominations

We do not now have, nor have we had in the past, procedures by which stockholders may recommend nominees to our Board of Directors.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

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

Item 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for the fiscal years 2015 and 2014 to (i) the Company’s Chief Executive Officer, and (ii) the Company’s other executives who were serving as executive officers at the end of fiscal year 2015.

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (3)	Awards (3)	Compensation	Total
John B. Strong (1) Chief Executive Officer	2015	$72,000	$-	$-	$-	$-	$72,000
Omar Akram (2)	2015	$150,000	$-	$-	$-	$-	150,000
Chief Financial Officer, VP	2014	$122,917	$5,000	$-	$17,620	$-	145,537

1) Mr. Shareef became Chief Executive Officer in July 2013. His employment agreement called for a base salary of $10,000 per month for the period of January 1 through August 31, 2014. Starting on September 1, 2014 his base salary was increased to $18,333 per month. On January 21, 2014, the Company’s Board of Directors, voting without Mr. Shareef, determined to amend (the “Amendment”) Mr. Shareef’s Executive Employment Agreement dated July 1, 2013 (the “Employment Agreement”) in order to award him a bonus of $16,667 per month, payable on the first day of each month, from February through July 2014. On July 11, 2014, the Company’s Board of Directors, determined Mr. Shareef eligible for an ongoing annual bonus of $30,000 based on achieving the second half of the year revenue goal, as set forth by the Board. In connection with this disposition, Mr. Shareef was awarded $16,325. Effective as of January 26, 2015, Qayed Shareef was terminated by the Board of Directors from his positions as Chief Executive Officer and Director of Adaptive Medias, Inc

(2) Mr. Akram’s compensation is $12,500 per month. His employment agreement called for a base salary of $8,333 per month for the period of January 1 through July 15, 2014. Starting on July 16, 2014 his base salary was increased to $12,500 per month.

On July 26, 2013, he was granted the option to purchase 16,667 shares with an exercise price of $2.70 per share.

(3) These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2015 and 2014 to each of the named executive officers, in accordance with FASB ASC Topic 718, Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The Company may change or increase salaries as the Company’s profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by our named executive officers at December 31, 2015.

Name	Number of securites underlying unexcercixed option (#) excercisable	Number of securities underlying unexcercised options (#) unexcercisable	Option exercise price	Option expiration date
John B. Strong	-	-	$-	-
Omar Akram	-	-	$-	-

(1)	An option was granted to Mr. Strong on July 26, 2013 for 16,667 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(2)	An option was granted to Mr. Akram on July 26, 2013 for 16,667 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(3)	An option was granted to Mr. Akram on July 26, 2013 for 16,667 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for 2014 fiscal year by the Company’s directors.

Position	Year	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards (3)	All Other Compensation	Total
John B. Strong (1) Chief Executive Officer Chairman of the Board	2015	$-	$-	$-	$-	$-
Omar Okarm (2) Chief Financial Officer Director	2015	$-	$-	$-	$-	$-
Bruce Wiseman Director	2015	$-	$-	$-	$-	$-
Mark Lambert Director	2015	$-	$-	$-	$-	$-
Norman Brodeur Director	2015	$143,250	$-	$-	$-	$143,250
Jim Waltz Director	2015	$-	$-	$-	$-	$-

(1) Effective May 7, 2014, Bruce Wiseman was appointed by the Company’s Board of Directors as a member thereof. The monthly salary for the services rendered is $7,500. On July 1, 2014 he was granted 33,334 shares of restricted stock. On September 1, 2014 he was granted an option to purchase 16,667 shares of common stock with an exercise price of $2.14 per share. The stock and the option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(2) Effective September 1, 2014, Mark Lambert was appointed by the Company’s Board of Directors as a member thereof and as Chairman of the Audit Committee. The quarterly salary for the services rendered is $2,500. September 1, 2014 he was granted 33,334 shares of restricted stock .On September 1, 2014 he was granted the Option to purchase 16,667 shares of common stock with an exercise price of $2.14 per share. The stocks and option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested stock and options become immediately exercisable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and named executive officers, and by all of the Company’s Directors and executive officers as a group as of March 26, 2016.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of on or before May 26, 2016, which is 60 days from March 26, 2016, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable on or before May 26, 2016 are considered to be outstanding. These shares, however, are not considered outstanding as of March 26, 2016 when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on our shares of common stock outstanding as of March 26, 2016.

Name and Address of Benefical Owner	Amount and Nature of Benefical Ownership	Percent of Class
Holders of Greater Than 5%:
Jim Batmasian Investments Limited
Onescreen Partners Inc.
Onescreen Partners B Inc.
Onescreen Inc.

Directors and Named Executive Officers:
Omar Akram, CFO, Director
Bruce Wiseman
Mark Lambert
Bryan H. Nguyen
John. B. Strong

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

Bryan H. Nguyen, Chief Technology Officer (4): Mr. Nguyen’s beneficial ownership includes options to purchase 3,334 shares at an exercise price of $2.70 per share and option to purchase 33,334 shares at an exercise price of $2.55 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment compensation described above in “Executive Compensation” and the transactions described below, since January 1, 2014 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and in which any related person of Adaptive Medias, Inc. had or will have a direct or indirect material interest, as contemplated by Item 404(a) of Regulation S-K under the Exchange Act.

●	On April 1, 2014, the Company entered into an Independent Contractor Master Agreement with Bruce Wiseman, director of the Company, pursuant to which Mr. Wiseman provides various operational, analytical and decision-support consulting services to the Company at an hourly rate of $300 per hour, 50% of which is payable monthly in cash and 50% of which is payable quarterly in the form of restricted stock. During 2014, $250,721 in cash compensation was earned by Mr. Wiseman pursuant to this agreement and 77,168 shares of common stock were issued to Mr. Wiseman at a value on the grant date of $242,985. The agreement may be terminated by either party upon 2 weeks’ notice.

●	On October 1, 2014, the Company entered into a Consulting Agreement with Norman Brodeur, a beneficial owner of greater than 10% of the Company’s outstanding stock, pursuant to which Mr. Brodeur provides management and business consulting services, primarily in connection with identifying and evaluating prospective strategic business opportunities and alliances and managing prospective investor relations in exchange for a fee of $16,000 per month. The agreement may be terminated by either party upon 30 days’ notice.

●	Any new items here??

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2015 and 2014 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2015	2014
Audit fees	$31,500	$78,575
Audit-related fees	37,600	-
Tax fees	-	1,100
All other fees	-	$17,320
Total fees	$69,100	$96,995

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

The Audit Committee of the Company and approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

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

ADAPTIVE MEDIAS, INC.
(Registrant)

April 14, 2016	By:	/s/ John B. Strong
John B. Strong President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Omar Akram
Omar Akram Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

April 14, 2016	By:	/s/ John B. Strong
John B. Strong President and Chief Executive Office and Director

	By:	/s/ Omar Akram
Omar Akram Chief Financial Officer and Director

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT  OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Adaptive Medias, Inc.:

We have audited the accompanying consolidated balance sheet of Adaptive Medias, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Adaptive Medias, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Medias, Inc. as of December 31, 2014, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California
March 26, 2015

REPORT  OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Adaptive Medias, Inc.:

We have audited the accompanying consolidated balance sheet of Adaptive Medias, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Adaptive Medias, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adaptive Medias, Inc. as of December 31, 2014, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

RAMIREZ JIMENEZ INTERNATIONAL CPAs

Irvine, California
March 26, 2015

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$359	$2,255,784
Accounts receivable, net	1,619,451	1,754,893
Prepaid expenses	845,000	61,478
Total Current Assets	2,464,810	4,072,155
Furniture and fixtures, net	46,132	72,476
Intangible assets, net	295,405	8,018,170
Deposits	17,114	34,843
Total Assets	$2,823,461	12,197,644
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$3,746,314	$4,686,991
Convertible note payable, net	675,172	-
Related party note payable	46,795	-
Derivative liability	1,481,278	-
Total Liabilities	5,949,559	4,686,991

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,923,526 and 13,869,771 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	22,014	13,866
Additional paid-in capital	52,611,343	47,669,503
Accumulated deficit	(55,759,455)	(40,172,716)
Total Stockholders’ Equity (Deficit)	(3,126,098)	7,510,653
Total Liabilities and Stockholders’ Equity (Deficit)	$2,823,461	$12,197,644

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the years ended
	December 31,
	2015	2014

Revenue	$4,654,489	$5,075,226
Cost of revenue	3,891,930	3,940,350
Gross Profit	762,559	1,134,876
Operating expenses:
Legal and professional fees	1,341,127	1,506,016
Research and development	174,443	1,381,873
General and administrative expenses	3,927,620	4,044,468
Selling expenses	367,025	1,712,328
Depreciation and amortization	2,453,696	1,485,384
Stock compensation expense	2,704,989	1,206,852
Impairment of intangibles	5,458,229	8,604,315
Loss of disposal of equipment	-	643
Total operating expenses	16,427,129	19,941,879
Loss from operations	(15,664,570)	(18,807,003)
Other income (expense):
Interest expense	(680,230)	(42,171)
Gain (loss) on extinguishment of debt	-	(19,379)
Change in fair value of derivative liability	(131,273)	-
Other income	889,334	18,827
Total other income (expense)	77,831	(42,723)
Net income (loss)	$(15,586,739)	$(18,849,726)

Basic and dilutive loss per common share	$(0.88)	$(2.04)

Weighted average number of common shares outstanding - basic and diluted	17,772,497	9,233,075

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance January 1, 2014	4,963,022	$4,963	$22,943,002	$8,625	$(21,322,990)	$1,633,600
Shares issued for services	555,309	549	2,144,477	-	-	2,145,026
Shares issued for merger and acquisition	5,000,000	5,000	14,995,000	-	-	15,000,000
Shares issued for cash	3,239,780	3,240	7,286,260	-	-	7,289,500
Common stock payable	-	-	-	(8,625)	-	(8,625)
Common shares issued for conversion of debt	46,667	47	104,953	-	-	105,000
Common shares issued for settlement of accounts payable	64,993	67	195,811	-	-	195,878
Net loss	-	-	-		(18,849,726)	(18,849,726)
Balance December 31, 2014	13,869,771	$13,866	$47,669,503	$-	$(40,172,716)	$7,510,653
Shares issued for services	6,889,094	5,983	2,688,164	-	-	2,694,147
Shares issued for cash	2,164,661	2,165	1,997,835	-	-	2,000,000
Stock option expense	-	-	255,841	-	-	255,841
Net loss	-	-	-	-	(15,586,739)	(15,586,739)
Balance December 31, 2015	22,923,526	$22,014	$52,611,343	$-	$(55,759,455)	$(3,126,098)

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,586,739)	$(18,849,726)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	2,453,696	1,486,027
Allowance for bad debts	501,177	326,398
Loss on extinguishment of debt	-	19,379
Stock compensation for services	2,949,988	2,145,026
Impairment of intangibles	-	8,604,315
Amortization of debt discount	490,171	-
Change in fair value of derivative liability	131,274	-
Changes in operating assets and liabilities
Accounts receivable	(365,735)	(1,471,298)
Prepaid expenses	(783,522)	64,843
Deposits	17,729	(29,050)
Accounts payable and accrued expenses	(940,677)	3,232,311
Net cash used in operating activities	(11,132,638)	(4,471,775)

Cash flows from investing activities:
Purchases of property and equipment	(4,859)	(14,079)
Purchases and development of intangibles	5,300,273	(286,425)
Net cash used in investing activities	5,295,413	(300,504)

Cash flows from financing activities:
Proceeds from notes payable	1,810,005	-
Repayments of notes payable	(228,205)	(275,000)
Proceeds from issuance of common stock	2,000,000	7,280,875
Net cash provided by financing activities	3,581,800	7,005,875

Net increase (decrease) in cash	(2,255,425)	2,233,596
Cash, beginning of period	2,255,784	22,188
Cash, end of period	$359	$2,255,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$96,258	$42,171
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$346,667
Common stock issued to settle accounts payable	$-	$195,878
Issuance of common stock for repayment of convertible note payable	$-	$105,000
Common stock issued for merger/acquisition consideration	$-	$15,000,000

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2015 and 2014.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2015, the Company had an accumulated deficit of $48,244,942. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2015 and 2014 is adequate, but actual write-offs could exceed the recorded allowance.

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

Intangible Assets – Goodwill

The Company’s goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability. An impairment charge is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows that are expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. We record a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

We calculate the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, we allocate the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

For modifications of convertible debt, we record the modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which we amortize to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

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

As of December 31, 2015 and December 31, 2014, we did not have any level 3 assets or liabilities. As of December 31, 2015, the derivative liabilities are considered level 2 items.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Websites	$11,297	$11,297
Customer lists	306,505	306,505
Developed technology	3,995,098	4,883,034
Trade names	71,235	85,607
	4,384,135	5,286,443
Less: accumulated amortization	$(4,088,730)	$(1,666,237)
Identifiable intangibles, net	295,405	3,620,206

Goodwill	-	4,397,964

Intangible assets, net	$295,405	$8,018,170

Amortization commences when the software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Amortization expense totaled $2,422,492 and $1,460,267 for the years ended December 31, 2015 and 2014, respectively.

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

During 2015, the Company determined that the intangible assets and goodwill associated with the Adaptive Media transaction were impaired and $14,372 and $1,923,795 was recognized as impairment of intangibles in the accompanying 2015 consolidated statement of operations as its fair value is less than its carrying book value. .

During 2015, the Company determined that the intangible assets and goodwill associated with the Media Graph transaction were impaired and $1,045,892 and $2,189,272 was recognized as impairment of intangibles in the accompanying 2015 consolidated statement of operations, as their fair value is less than their carrying book value.

During 2015, the Company determined that the goodwill associated with the Ember transaction was impaired and $284,898 was recognized as impairment of intangibles in the accompanying 2015 consolidated statement of operations, as the fair value is less than their carrying book value.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2015 of approximately $35.5 million for federal tax purposes and approximately $34.7 million for state tax purposes, portions of which are expiring at various years through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited.

Components of net deferred tax assets (liabilities), including a valuation allowance, are as follows at December 31:

	2015	2014
Net operating loss carryforwards	$16,371,085	$14,119,000
Stock-based compensation	5,147,313	3,972,000
Other	836,029	124,000
Valuation allowance	(22,354,427)	(18,215,000)
Total deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $xxxx and $11,164,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2015:

	2015	2014
Tax provision at statutory federal rate	34.0%	34.0%
Effects of:
State income tax expense, net of federal benefit	4.0%	4.0%
Change in valuation allowance	-28.0%	(27%)
Permanent differences	-10.0%	(11%)
Other	0.0%	(0%)
Effective tax rate	0.0%	(0%)

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 5 – Notes Payable

On February 10, 2014, the Company settled all obligations under a previously issued convertible note payable and cancelled the 133,334 warrants in exchange for: (i) the conversion of $105,000 of note principal at $2.25 per share, for a total of 46,667 shares of Company common stock, pursuant to the terms of the convertible note; and (ii) a cash payment of $275,000. The terms of this settlement were memorialized in the Settlement and General Release Agreement. This agreement settled all outstanding obligations with the note holder. In connection with this transaction, the Company recognized a loss on the settlement of the debt in the amount of $79,014 in its operating results for the year ending December 31, 2014.

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

The holders of these September 2015 discount convertible debentures also received warrants to purchase an aggregate of 3,676,470 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years beginning March 3, 2016, or six (6) months from the date of issuance. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model. The following were used to determine to the value: volatility of 168.71%, risk free rate of .28%. The Company valued the warrants upon issuance for $975,985, then revalued at December 31, 2015, which resulted in a gain of $264,026.

On October 7, 2015, the Company entered into a short term note payable with John B. Strong in exchange for $75,000. The note bears interest at 6% per annum and is due and payable on January 7, 2016.

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

On November 13, 2015, the Company entered into a convertible promissory note with an outside investor for a principal amount of $110,000 in exchange for $100,000 with a maturity date of May 31, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum.

The holder of the November 2015 discount convertible debenture also received warrants to purchase an aggregate of 294,118 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model. The following were used to determine to the value: volatility of 203.6%, risk free rate of .31%. The Company valued the warrants upon issuance for $37,417, then revalued the warrants at $17,697 on December 31, 2015, which resulted in a gain of $19,720.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of December 31, 2015 and 2014, the Company had no preferred shares outstanding.

Common Stock

We are authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of our Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Issuance of Common Stock

During the year ended December 31, 2015, the Company issued 6,889,094 shares of its common stock for to various employees and consultants in exchange for services rendered. The aggregate fair value of these issuances was $2,694,147. Additionally, the Company issued and sold 2,164,661 shares of its common stock (including 981,229 shares related to anti-dilution clauses) to an accredited investor for an aggregate purchase price of $2,000,000. The total number of shares outstanding as of December 31, 2014 was 22,923,526.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

On February 5, 2013 the Company’s Board of Directors adopted the 2013 Consultant Stock Plan (the “2013 Plan”) and reserved 2,000,000 shares of the Company’s common stock for issuance thereunder. During the year ended December 31, 2013, all 2,000,000 shares were issued under this 2013 Plan.

The following table reflects the option activity during the year ended December 31, 2015 and 2014:

	Common	Average
	Shares	Exercise Price
Outstanding as of January 1, 2014	542,056	$3.60
Granted	1,058,770	-
Exercised	-	-
Forfeited, cancelled, expired	(122,849)	2.59
Outstanding as of December 31, 2014	1,477,977	$1.11
Granted	151,667	1.86
Exercised	(202,706)	0.48
Forfeited, cancelled, expired	(1,033,063)	0.92
Outstanding as of December 31, 2015	393,875	$0.49

To value options granted during the year ended December 31, 2015, the Company used the Black-Scholes option pricing model based upon the following assumptions: term of 3 years, average risk free interest rate of .99%, a dividend yield of 0% and a volatility of 338%. For the year ended December 31, 2015 the company recorded stock option compensation expense of $242,221. As of December 31, 2015, 28,219,022 shares were available for future grants.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Warrants

The following table reflects warrant activity during the year ended December 31, 2015 and 2014:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of January 1, 2014	1,550,959	$4.80
Granted	1,462,002	3.00
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(133,334)	2.25
Outstanding and exercisable as of December 31, 2014	2,879,627	$4.00
Granted	5,826,949	0.99
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	(166,667)	0.50
Outstanding as of December 31, 2015	8,539,909	$2.02

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 8 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders	$(15,586,739)	$(18,849,726)
Numerator for diluted income (loss) per share	$(15,586,739)	$(18,849,726)

Denominator for income (loss) per share:
Weighted average common shares	17,772,497	9,233,075
Convertible note payable	-	-
Options	-	-
Warrants	-	-
Denominator for diluted income (loss) per share	17,772,497	9,233,075

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Years ended December 31,
	2015	2014
Convertible notes	5,008,461	-
Options	393,875	1,586,482
Warrants	8,539,909	2,879,627
Total anti-dilutive weighted average shares	13,942,245	4,466,109

If all dilutive securities had been exercised at December 31, 2015 the total number of common shares outstanding would be as follows:

Common shares	22,923,526
Convertible notes	5,008,461
Options	393,875
Warrants	8,539,909
Total potential shares	36,865,771

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 9 – Concentrations

The following table reflects the concentration of revenue during the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Customer 1	30%	3%
Customer 2	10%	0%
Customer 3	3%	16%
Customer 4	5%	15%

Customers in excess of 10% or more as included in the table above represent $1,168,927 and $585,673 of gross accounts receivable as of December 31, 2015 and 2014, respectively.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Years ending December 31,
2016	$205,275
2017	103,776
2018	52,497
Total	$361,548

For the years ended December 31, 2015 and 2014 rent expense was $181,281 and $135,533, respectively.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

Rescission of Previously Announced and Accrued Settlement

On May 6, 2015, the Company entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement”) with Gregg Templeton, pursuant to which the Company and Mr. Templeton agreed to mutually release one another from any and all obligations under previous consulting arrangements between the parties. Pursuant to the terms of the Settlement Agreement, in exchange for consulting services previously rendered to the Company, the Company’s shall pay to Mr. Templeton (i) a cash fee in the amount of $405,000; (ii) 318,343 shares of the Company’s common stock; and (iii) a five-year warrant to purchase 1,500,000 shares of the Company’s common stock at a price of $3.00 per share. This settlement was authorized by two of three Board members and was accrued as of March 31, 2015. It was later determined that the settlement document itself was never signed by an officer of the Company and the Company has no intentions of settling this issue on the terms noted above. Further, the Chairman of the Board, being the only sitting Board member rescinded the Board authorization for this settlement on July 22, 2015. As a result of this rescission, the Company reversed $3,768,485 as a component of “Other Income” in the accompanying statements of operations for the three and year ended December 31, 2015 in the line item, “Reversal of previously accrued settlement”.

Reversals of Certain Liabilities

During the three months ended December 31, 2015, the Company reversed certain legacy liabilities in the amount of $658,000 that were carried over from the Mimvi transaction in 2013. Upon the Company’s review, it was determined that these amounts did not represent valid liabilities. In addition, certain liabilities recorded in prior years in the amount of $315,000 were determined to be invalid and were reversed. The aggregate of these reversals in the amount of $973,000 were recorded as a component of “Other income” in the accompanying statements of operations for the year ended December 31, 2015

Effective October 1, 2014, the Company contracted with its majority stockholder to provide consulting services. For the year ended December 31, 2014, the Company recognized $58,000 of expense for services rendered by the consultant, $42,000 of which was paid and $16,000 was included in accounts payable as of December 31, 2014.

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

On January 16, 2016 the Company entered into a settlement agreement with a vendor to settle $55,137 in payables for $58,593 including fees and costs.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Loan transactions

On February 22, 2016, the Company entered into a convertible promissory note with an outside investor for a principal amount of $245,000 in exchange for $220,400 with a maturity date of November 19, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears interest at 12% per annum.

The holder of the February 22, 2016 discount convertible debenture also received warrants to purchase an aggregate of 1,276,042 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years.

On February 24, 2016, the Company entered into a convertible promissory note with an outside investor for a principal amount of $245,000 in exchange for $55,000 with a maturity date of November 19, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears interest at 12% per annum.

On March 4, 2016, the Company entered into a convertible promissory note with an outside investor for a principal amount of $245,000 in exchange for $253,000 with a maturity date of February 25, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum.

On March 15, 2016, the Company entered into a convertible promissory note with an outside investor for a principal amount of $40,000 in exchange for $34,000 with a maturity date of March 15, 2017. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears interest at 10% per annum.

