Form 10-K/A
period 2015-12-31
Adaptive Medias, Inc.
filed 2016-04-18
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,526,521 as of the end of the Registrant’s second fiscal quarter (based on the closing sale price for the common stock on the OTC Markets on June 30, 2015). For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the Registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the Registrant. The Registrant has no non-voting common equity.

As of April 14, 2016 there were 30,422,587 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Adaptive Medias, Inc. (the “Company”, “we,” “us”, and “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016 (the “Original Filing”). The purpose of this Amendment No. 1 is to replace in its entirety the disclosures and financial statements As contained in Part II, Part III, and Part IV of the Original Filing. Although this Amendment No. 1 continues to speak as of the date of the Original Filing, this Amendment No. 1 does not reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

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

Changes in Leadership

On September 20, 2015, the Board of Directors (the “Board”) of Adaptive Medias, Inc. the company appointed the Company’s interim CEO, John B. Strong, as the Company’s permanent Chief Executive Officer and Chairman of the Board.

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

Business Overview

Adaptive Medias, Inc. focuses on providing digital video and mobile technology and service solutions for publishers and content owners who need an easy, efficient, centralized solution for video content management, delivery, syndication and monetization. The platform offers an HTML5 (Fully Responsive)/Flash-friendly Video Player but is player agnostic and provides premium content for publishers who need digital video to offer to their audiences or to supplement their video libraries.

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

Employees

As of the date of this report, we have 14 employees. We are not a party to any collective bargaining agreements.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 39% of our common shares as of April 14, 2016. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Item 3. Legal Proceedings

Please refer to Note 10 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements within this document

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

The high and low bid quotations for our common stock for each of the quarters of our fiscal years ended December 31, 2015 and 2014 are set forth in the table below:

	Price Range
	High($)	Low($)
Quarter ended March 31, 2014	$4.50	$2.10
Quarter ended June 30, 2014	$4.20	$2.40
Quarter ended September 30, 2014	$4.30	$1.70
Quarter ended December 31, 2014	$5.45	$2.31
Quarter ended March 31, 2015	$3.19	$1.50
Quarter ended June 30, 2015	$2.47	$0.31
Quarter ended September 30, 2015	$0.51	$0.18
Quarter ended December 31, 2015	$0.39	$0.15

On April 13, 2015, the closing per share price for our common stock was $.19.

Holders: According to the records of Adaptive Medias’ transfer agent, Adaptive Medias had 190 stockholders of record as of April 14, 2016 and it believes there are a substantially greater number of beneficial holders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

In September 2013, our Board of Directors approved an increase in the number of shares issuable pursuant to the 2010 Plan to 15,000,000. In December 2013, our Board of Directors approved an amendment to the 2010 Plan which increased the number of shares issuable pursuant to the 2010 Plan by 15,000,000 to 30,000,000 shares. Both amendments have also been approved by the Company’s shareholders. Upon completion of the Reverse Stock Split on April 14, 2014, the Company continues to have 30,000,000 shares issuable of which 28,370,356 shares were available for future grant as of December 31, 2015. The material terms of our stock incentive plans are described in Note 7 of the Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

During 2015, Adaptive invested in additional features and technology such as data visualization and insights and optimization tools that will further increase the value of the platform to current and future customers. We also intend to continue investing in research and development related to further streamlining the content marketplace service. The goal of these development efforts will be to maximize market penetration across our multiple streams of income within the video and mobile landscapes while improving the user experience. We also believe that as both our publisher and demand side sales teams becomes more seasoned, we will experience an increase in sales productivity.

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

Business Development

Our business development efforts are focused on three main areas. The first is signing content providers to syndication and monetization deals. The second is signing publishers onto our platform. The third area of focus is driving advertising demand or fulfillment through our platform. This translates to revenue generation in the following forms: 1) Encoding fees for uploading content; 2) Revenue share from platform publishers consuming the content; 3) Content streaming bandwidth fees from publishers consuming content; 4) Ad server fees from publishers consuming ads within the platform; 5) Content storage fees for housing content within the platform; and 6) Percentage of revenue from advertisers attaching content to their video ads. In 2013, we added approximately 50 publishers. The direct impact of which was operationally minimal as the platform lends itself extremely simplified workflows. Our overall content contracted in 2013 as we began to remove underperforming partners and categories. We expect all content categories to grow in 2015 as we move toward stabilization of our platform and expansion of our technical capabilities while onboarding premium content providers through focused business development efforts. During the year ended December 31, 2015, our efforts to streamline our operations and processes led to the successful acquisition and retention of quality publishers and content relationships. New relationships included premium publishers and content producers, all of whom are leaders in their respective categories.

Today our advertiser campaign demand initiatives are consistently fulfilling and scaling at sustainable rates for our growing publisher base. We have over 350,000 rights cleared pieces of video content across all interest categories. We have recently expanded our publisher base to include Latin On, Webisaba, Sovrn Holdings, Techno Buffalo.

Engaging more publishers will increase our platform utilization and SaaS income. It will increase the consumption and utilization of our content partners resulting in higher income. It will also allow for greater reach for our demand partners and advertising agencies leading to higher advertising revenues.

Results of Operations – Years ended December 31, 2015 and 2014

Revenues, Cost of Revenues, and Gross Profit

	For the years ended
	2015	2014	Change
Revenue	$4,654,489	$5,075,226	$(420,737)
Cost of revenue	3,891,930	3,940,350	(48,420)
Gross Profit	762,559	1,134,876	(372,317)
Total as a percentage of revenues	16.4%	22.4%	-6.0%

Gross Revenues decreased in 2015 due our focus of transitioning over from a mostly marketplace model to our Media Graph platform model of revenue growth, which we expect will continue to serve as an inflection point for Adaptive.

As we continue to focus on that transition and increase our publishers, we’ll see a dramatic difference in our cash flow and our ability to be profitable. Those revenues are not seasonal and won’t decline like you see traditionally in the marketplace. The onboarding system for platform can be anywhere between 30, 60 and 90 days, and as we continue to add publishers to our platform, our revenues will be more consistent.

Operating Expenses

	For the years ended
	2015	2014	Change
Legal and professional fees	$1,341,127	$1,506,016	$(164,889)
Total as a percentage of revenues	28.8%	29.7%	-0.9%

Legal and professional fees decreased from the prior comparable period due to the gradual resolution of on-going litigation, primarily related to matters from previously completed acquisitions. In the remainder 2015 and 2016, we expect the litigation efforts to continue but decrease as we address them accordingly.

	For the years ended
	2015	2014	Change
Research and development	$174,443	$1,381,873	$(1,207,430)
Total as a percentage of revenues	3.7%	27.2%	-23.5%

Research and development costs incurred decreased from the prior comparable period primarily due to a reduction in staff compared to the prior comparable period. Going forward we expect to maintain a lean staff of highly motivated sales and support resources to help expand our growth efforts.

	For the years ended
	2015	2014	Change
General and administrative expenses	$4,804,877	$4,044,468	$760,409
Total as a percentage of revenues	103.2%	79.7%	23.5%

General and administrative expenses decreased from the prior comparable period primarily due to cost cutting initiatives which began in May 2015 that came to full realization during the current period. We continue to anticipate lower general and administrative expenses in future periods.

	For the years ended
	2015	2014	Change
Selling expenses	$367,025	$1,712,328	$(1,345,303)
Total as a percentage of revenues	7.9%	33.7%	-25.9%

Selling expenses decreased from the comparable period primarily due to streamlining our sales and marketing personnel and related resources. We continue to anticipate lower selling expenses in future periods.

	For the years ended
	2015	2014	Change
Depreciation and amortization	$2,453,696	$1,485,384	$968,312
Total as a percentage of revenues	52.7%	29.3%	23.4%

Depreciation and amortization increased from the prior comparable period primarily due to the overall increase in furniture and fixtures and intangibles assets acquired that are being amortized over their estimated useful lives. We expect depreciation and amortization to remain at these levels in absolute dollars in future periods.

	For the years ended
	2015	2014	Change
Stock compensation expense	$3,490,339	$1,206,852	$2,283,487
Total as a percentage of revenues	75.0%	23.8%	51.2%

Stock compensation expense increased from the prior comparable period as a result of cash conserving measures that put an emphasis on payment for services via shares.

	For the years ended
	2015	2014	Change
Impairment of intangibles	$5,458,229	$8,604,315	$(3,146,086)
Total as a percentage of revenues	117.3%	169.5%	-52.3%

Impairment of intangibles increased from the prior comparable period due to the Company deciding to write-off the remaining amounts of balance sheet Goodwill that resulted from the Adaptive Medias and Media Graph acquisitions.

Other income (expense)

	For the years ended
	2015	2014	Change
Interest expense	$(680,230)	$(42,171)	$(638,059)
Total as a percentage of revenues	-14.6%	-0.8%	-13.8%

Interest expense increased from the prior comparable period primarily as a result of the amortization of debt discounts associated with the convertible notes offerings in the third and fourth quarter of 2015.

Net Loss

For year ended December 31, 2015, we incurred a net loss of $18,127,950 or $1.02 per basic and diluted share compared to a net loss of $18,849,726 or $2.04 per basic and diluted share for year ended December 31, 2014. The increase in the net loss is described above.

Liquidity and Capital Resources

The following table describes our current assets and liabilities as of December 31, 2015:

Current Assets		Current Liabilities
Cash	$359	Accounts payable and accrued expenses	$4,624,916
Accounts receivable, net	742,194	Convertible note payable, net	675,172
Prepaid expenses	845,000	Related party note payable	46,795
		Derivative liability	1,481,278
Total Current Assets	1,587,553	Total Liabilities	6,828,161

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Net cash used in operating activities	$(5,674,409)	$(4,471,775)
Net cash used by investing activities	(162,816)	(300,504)
Net cash provided by financing activities	3,581,800	7,005,875
Change in cash	$(2,255,425)	$2,233,596

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information as to the directors and executive officers of the Company is as follows:

Name	Position	Age	Director Since
John B. Strong (1)	Chief Executive Offier, Chairman of the Board	56	10/1/2015
Omar Akram (2)	Chief Financial Officer, Director	46	12/31/2013
Sal Aziz (3)	Director	36	1/12/2016

Background of Directors and Executive Officers

(1) John B. Strong has more than 30 years of senior level executive and financial experience in the technology industry. Prior to his appointment to the position of Chief Executive Officer at Adaptive Medias, he invested in a number of successful technology-based companies, including www.thestorefront.com, the “AirBNB for retail space”;www.boxbee.com, a San Francisco-based on-demand storage company;www.matterfab.com, a leading industrial metal 3D printing company;www.particle.io, an IoT chip maker; and www.scoutalarm.com, a high-tech home security company. Scout is currently positioned to exceed $46 million in revenue next year and over $114 million in 2017. Mr. Strong also founded www.communly.com, a Los Angeles-based social media company; www.combotrip.com, a New Mexico-based travel site; andwww.trychec.com, a London-based payment platform. In addition, Mr. Strong is a director of www.bombaydevelopment.com, a maker of artificial intelligence software for commercial drones. Mr. Strong holds a Bachelor’s Degree from the University of New Mexico.

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

(3) Sal Aziz brings more than 10 years of business operations experience to Adaptive Media, where he handles all aspects of platform business development. Aziz is dedicated to creating solutions that will grow the company’s advertiser and publisher relationships. He is currently leading the company’s efforts in its flagship product Media Graph, an all-in-one video monetization platform for publishers, producers and advertisers.

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

The Company has not adopted a corporate code of ethics that applies to its executive officers, however it intends to do so in 2016.

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

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (3)	Awards (3)	Compensation	Total
John B. Strong (1) Chief Executive Officer	2015	$72,000	$-	$-	$-	$-	$72,000
Omar Akram (2)	2015	$150,000	$-	$-	$-	$-	150,000
Chief Financial Officer, VP	2014	$122,917	$5,000	$-	$17,620	$-	145,537

1)	John B. Strong became Chief Executive Officer in October 2015. His employment agreement called for a base salary of $3,120 per month for the period of October1, 2015 through January 31, 2016. Starting on February 1, 2016 his base salary was increased to $6,000 per month.

2)	Mohammad Omar Akram’s base salary was $8,333 per month for the period of January 1 through July 15, 2014. Beginning July 16, 2014 his base salary was adjusted to $12,500 per month.

3)	These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during fiscal year 2015 and 2014 to each of the named executive officers, in accordance with FASB ASC Topic 718, Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The Company may change or increase salaries as the Company’s profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by our named executive officers at December 31, 2015.

Name	Number of securites underlying unexcercixed option (#) excercisable		Number of securities underlying unexcercised options (#) unexcercisable		Option exercise price	Option expiration date
John B. Strong	-		-		$-	-
Omar Akram	6445	(1)	10,222	(1)	$2.70	7/26/2023

(1)	An option was granted to Mr. Akram on July 26, 2013 for 16,667 shares at an exercise price of $2.70 per share. Twenty-five percent of the options vest on the 1-year anniversary, and the remaining 75% vest monthly over 36 months, assuming continued employment with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities for 2015 fiscal year by the Company’s directors.

Position	Year	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards (3)	All Other Compensation	Total
John B. Strong Chief Executive Officer Chairman of the Board	2015	$-	$-	$-	$-	$-
Omar Okram Chief Financial Officer Director	2015	$-	$-	$-	$-	$-
Bruce Wiseman Former Director	2015	$-	$-	$-	$-	$-
Mark Lambert Director	2015	$-	$-	$-	$-	$-
Norman Brodeur (1) Former Director	2015	$143,250	$-	$48,554	$-	$191,804
Jim Waltz (2) Former Director	2015	$-	$-	$48,554	$-	$48,554

(1)	During 2015 Norman Brodeur was appointed by the Company’s Board of Directors and was granted an option to purchase 24,000 shares of common stock with an exercise price of $2.25 per share. The stock and the option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(2)	During 2015 Jim Waltz was appointed by the Company’s Board of Directors and was granted an option to purchase 24,000 shares of common stock with an exercise price of $2.25 per share. The stock and the option vest in equal monthly increments over a period of one year, assuming continued engagement as a Director with Adaptive Medias. Upon a change of control of the Company, 100% of the unvested options become immediately exercisable.

(3)	These amounts reflect the value determined by the Company for accounting purposes for these awards with respect to the current fiscal year and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the aggregate grant date fair value of stock options and warrants granted during the 2014 fiscal year to each of the directors, in accordance with FASB ASC Topic 718, Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made when calculating the amounts in this table are found in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and named executive officers, and by all of the Company’s Directors and executive officers as a group as of April 13, 2016.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of on or before June 13, 2016, which is 60 days from April 14, 2016, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable on or before June 13, 2016 are considered to be outstanding. These shares, however, are not considered outstanding as of April 14, 2016 when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on our shares of common stock outstanding as of April 14, 2016.

Name and Address of Benefical Owner	Amount and Nature of Benefical Ownership	Percent of Class
Holders of Greater Than 5%:
Jim Batmasian Investments Limited	3,723,296	12.2%
Onescreen Partners	3,446,000	11.3%

Directors and Named Executive Officers:
John. B. Strong	2,550,000	8.4%
Omar Akram, CFO, Director	1,066,001	3.4%
Sal Aziz	1,050,000	3.4%

All Directors and Officers as a group (3 persons)	4,666,001	15.2%

Omar Akram, President, CFO, and Director: Mr. Akram’s beneficial ownership includes options to purchase 16,667 shares at an exercise price of $2.70 per share.

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

ADAPTIVE MEDIAS, INC.
(Registrant)

April 18, 2016	By:	/s/ John B. Strong
John B. Strong President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Omar Akram
Omar Akram Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

April 18, 2016	By:	/s/ John B. Strong
John B. Strong President and Chief Executive Officer and Director

	By:	/s/ Omar Akram
Omar Akram Chief Financial Officer and Director

INDEX OF FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Adaptive Medias, Inc.:

We have audited the accompanying balance sheet of Adaptive Medias, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the financial statements, the Company has incurred an accumulated deficit of $58,300,666 as of December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California April 14, 2016

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

RAMIREZ JIMENEZ INTERNATIONAL CPAs

Irvine, California

March 26, 2015

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Balance Sheet

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$359	$2,255,784
Accounts receivable, net	742,194	1,754,893
Prepaid expenses	845,000	61,478
Total Current Assets	1,587,553	4,072,155
Furniture and fixtures, net	46,132	72,476
Intangible assets, net	295,405	8,018,170
Deposits	17,114	34,843
Total Assets	$1,946,204	12,197,644
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$4,624,916	$4,686,991
Convertible note payable, net	675,172	-
Related party note payable	46,795	-
Derivative liability	1,481,278	-
Total Liabilities	6,828,161	4,686,991

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 22,923,526 and 13,869,771 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	22,924	13,866
Additional paid-in capital	53,395,785	47,669,503
Accumulated deficit	(58,300,666)	(40,172,716)
Total Stockholders’ Equity (Deficit)	(4,881,957)	7,510,653
Total Liabilities and Stockholders’ Equity (Deficit)	$1,946,204	$12,197,644

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Operations

	For the years ended
	December 31,
	2015	2014

Revenue	$4,654,489	$5,075,226
Cost of revenue	3,891,930	3,940,350
Gross Profit	762,559	1,134,876
Operating expenses:
Legal and professional fees	1,341,127	1,506,016
Research and development	174,443	1,381,873
General and administrative expenses	4,804,877	4,044,468
Selling expenses	367,025	1,712,328
Depreciation and amortization	2,453,696	1,485,384
Stock compensation expense	3,490,339	1,206,852
Impairment of intangibles	5,458,229	8,604,315
Loss of disposal of equipment	-	643
Total operating expenses	18,089,736	19,941,879
Loss from operations	(17,327,177)	(18,807,003)
Other income (expense):
Interest expense	(680,230)	(42,171)
Gain (loss) on extinguishment of debt	-	(19,379)
Excess fair market value of derivative liabilities	(1,979,011)	-
Change in fair value of derivative liability	1,847,738	-
Other income	10,730	18,827
Total other income (expense)	(800,773)	(42,723)
Net income (loss)	$(18,127,950)	$(18,849,726)

Basic and dilutive loss per common share	$(1.02)	$(2.04)

Weighted average number of common shares outstanding - basic and diluted	17,772,497	9,233,075

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance January 1, 2014	4,963,022	$4,963	$22,943,002	$8,625	$(21,322,990)	$1,633,600
Shares issued for services	555,309	549	2,144,477	-	-	2,145,026
Shares issued for merger and acquisition	5,000,000	5,000	14,995,000	-	-	15,000,000
Shares issued for cash	3,239,780	3,240	7,286,260	-	-	7,289,500
Common stock payable	-	-	-	(8,625)	-	(8,625)
Common shares issued for conversion of debt	46,667	47	104,953	-	-	105,000
Common shares issued for settlement of accounts payable	64,993	67	195,811	-	-	195,878
Net loss	-	-	-		(18,849,726)	(18,849,726)
Balance December 31, 2014	13,869,771	$13,866	$47,669,503	$-	$(40,172,716)	$7,510,653
Shares issued for services	6,889,094	6,893	3,472,606	-	-	3,479,499
Shares issued for cash	2,164,661	2,165	1,997,835	-	-	2,000,000
Stock option expense	-	-	255,841	-	-	255,841
Net loss	-	-	-	-	(18,127,950)	(18,127,950)
Balance December 31, 2015	22,923,526	$22,924	$53,395,785	$-	$(58,300,666)	$(4,881,957)

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Condensed Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,127,950)	$(18,849,726)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	2,453,696	1,486,027
Allowance for bad debts	1,378,434	326,398
Loss on extinguishment of debt	-	19,379
Stock compensation for services and options expense	3,735,340	2,145,026
Impairment of intangibles	5,458,229	8,604,315
Amortization of debt discount	490,171	-
Change in fair value of derivative liability	131,274	-
Changes in operating assets and liabilities
Accounts receivable	(365,735)	(1,471,298)
Prepaid expenses	(783,522)	64,843
Deposits	17,729	(29,050)
Accounts payable and accrued expenses	(62,075)	3,232,311
Net cash used in operating activities	(5,674,409)	(4,471,775)

Cash flows from investing activities:
Purchases of property and equipment	(4,859)	(14,079)
Purchases and development of intangibles	(157,956)	(286,425)
Net cash used in investing activities	(162,816)	(300,504)

Cash flows from financing activities:
Proceeds from notes payable	1,810,005	-
Repayments of notes payable	(228,205)	(275,000)
Proceeds from issuance of common stock	2,000,000	7,280,875
Net cash provided by financing activities	3,581,800	7,005,875

Net increase (decrease) in cash	(2,255,425)	2,233,596
Cash, beginning of period	2,255,784	22,188
Cash, end of period	$359	$2,255,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$96,258	$42,171
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Increase in prepaid common stock compensation	$-	$346,667
Common stock issued to settle accounts payable	$-	$195,878
Issuance of common stock for repayment of convertible note payable	$-	$105,000
Common stock issued for merger/acquisition consideration	$-	$15,000,000

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2015, the Company had an accumulated deficit of $58,300,666. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 4 – Income Taxes

The Company had net operating loss carryforwards (“NOLs”) as of December 31, 2015 of approximately $42.1 million for federal and state tax purposes, portions of which are expiring at various years through 2035. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be significantly limited.

Components of net deferred tax assets (liabilities), including a valuation allowance, are as follows at December 31:

	2015	2014
Net operating loss carryforwards	$16,767,580	$14,119,000
Stock-based compensation	5,362,559	3,972,000
Other	1,042,990	124,000
Valuation allowance	(23,173,129)	(18,215,000)
Total deferred tax assets	$-	$-

The change in the valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $3,246,952 and $11,164,000, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2015:

	2015	2014
Tax provision at statutory federal rate	34.0%	34%
Effects of:
State income tax expense, net of federal benefit	2.5%	4%
Change in valuation allowance	-17.0%	-27%
Permanent differences	-8.3%	-11%
Other	-11.2%	0%
Effective tax rate	0.0%	0%

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

On July 14th, 2015, the Company entered into a convertible promissory note with John Strong in the amount of $200,000. The principal amount plus 10% interest was to be repaid by September 12t, 2015. A default provision is included in the note to which the holder may elect to convert the entire unpaid balance including interest into the Company’s common stock at a rate equal to 50% of the closing bid price for the trading day immediately preceding the date of the conversion. The Company made payment on September 11, 2015 in full satisfaction of the note.

In September 2015, the Company raised $1,250,000 in gross proceeds from the sale of a discount convertible debenture offering in the aggregate principal amount of $1,470,588 with a maturity date of September 4, 2016. The noteholders also received warrants to purchase 3,676,470 shares of common Stock, exercisable at $.50 per share through September 3, 2020. The placement agent received $100,000 in cash. The total principal amount of the debentures is issued with a 117.65% premium to the purchase price. The debentures have a maturity date of September 3, 2016, until which the debentures may be convertible any time into shares of the Company’s common stock at a conversion price equal to $0.30 per share. At any time while these notes are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the conversion price. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using a multi-nomial model. The following were used to determine to the value: volatility of 168.71%, risk free rate of .36%. The Company valued the conversion feature of the notes upon issuance for $1,487,822, then revalued at December 31, 2015 at $519,576, which resulted in a gain of $968,246.

The holders of these September 2015 discount convertible debentures also received warrants to purchase an aggregate of 3,676,470 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years beginning March 3, 2016, or six (6) months from the date of issuance. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model. The following were used to determine to the value: volatility of 168.71%, risk free rate of 1.47%. The Company valued the warrants upon issuance for $1,631,357, then revalued at December 31, 2015 at $747,965, which resulted in a gain of $883,392.

On October 7, 2015, the Company entered into a short term note payable with John B. Strong in exchange for $75,000. The note bears interest at 6% per annum and is due and payable on January 7, 2016. The Company made payments of $28,205 before the due date and then extended the note upon the due date under the same terms of 90 days and 6% per annum.

On October 26, 2015, the Company entered into a convertible promissory note with an outside investor for a principal amount of $245,000 in exchange for $200,000 with a maturity date of April 25, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum.

On November 13, 2015, the Company entered into a convertible promissory note with an outside investor for a principal amount of $110,000 in exchange for $100,000 with a maturity date of May 31, 2016. The note is convertible at a conversion price lessor of $.30 or 60% of the lowest trading price of the Company’s common stock for the previous 25 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using a multi-nomial model. The following were used to determine to the value: volatility of 203.6%, risk free rate of .31%. The Company valued the conversion feature of the notes upon issuance for $121,986, then revalued at December 31, 2015 at $153,813, which resulted in a loss of $31,826.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

The holder of the November 2015 discount convertible debenture also received warrants to purchase an aggregate of 294,118 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model. The following were used to determine to the value: volatility of 280.4%, risk free rate of 1.67%. The Company valued the warrants upon issuance for $87,851, then revalued the warrants at $59,925 on December 31, 2015, which resulted in a gain of $27,926.

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

Issuance of Common Stock

During the year ended December 31, 2015, the Company issued 6,889,094 shares of its common stock for to various employees and consultants in exchange for services rendered. The aggregate fair value of these issuances was $3,479,498. Additionally, the Company issued and sold 2,164,661 shares of its common stock (including 981,229 shares related to anti-dilution clauses) to an accredited investor for an aggregate purchase price of $2,000,000. The total number of shares outstanding as of December 31, 2014 was 22,923,526.

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

	Years ended December 31,
	2015	2014
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders	$(18,127,950)	$(18,849,726)
Numerator for diluted income (loss) per share	$(18,127,950)	$(18,849,726)

Denominator for income (loss) per share:
Weighted average common shares	17,772,497	9,233,075
Convertible note payable	-	-
Options	-	-
Warrants	-	-
Denominator for diluted income (loss) per share	17,772,497	9,233,075

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Years ended December 31,
	2015	2014
Convertible notes	5,008,461	-
Options	393,875	1,477,977
Warrants	8,539,909	2,879,627
Total anti-dilutive weighted average shares	13,942,245	4,357,604

If all dilutive securities had been exercised at December 31, 2015 the total number of common shares outstanding would be as follows:

Common shares	22,923,526
Convertible notes	5,008,461
Options	393,875
Warrants	8,539,909
Total potential shares	36,865,771

Note 9 – Concentrations

The following table reflects the concentration of revenue during the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Customer 1	30%	3%
Customer 2	10%	0%
Customer 3	3%	16%
Customer 4	5%	15%

Customers in excess of 10% or more as included in the table above represent $1,168,927 and $585,673 of gross accounts receivable as of December 31, 2015 and 2014, respectively.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

Years ending December 31,
2016	$205,275
2017	103,776
2018	52,497
Total	$361,548

For the years ended December 31, 2015 and 2014 rent expense was $181,281 and $135,533, respectively.

Legal Proceedings

1.	Adaptive Medias, Inc. v. Vdopia, Inc.,

Alameda County Superior Court, Case No. RG16806402. On March 4, 2016, Adaptive filed suit against Vdopia for recovery of over $177,246 owed. Vdopia has not yet responded to the Complaint.

2.	Open X Technologies, Inc. v. Adaptive Medias, Inc.,

American Arbitration Association (AAA), Case No. 01-15-0006-0657. On December 16, 2015, Open X filed a demand with AAA for arbitration of a dispute over $58,701 allegedly owed by Adaptive, plus claimed interest, attorney’s fees, and costs, etc. The Company has denied all allegations. An Arbitration trial is scheduled for July 8, 2016.

3.	Viewster, AG v. Adaptive Medias, Inc.,

Orange County Superior Court, Case No. 30-2015-00809444-CU-BC-CJC. On September 14, 2015, Viewster, AG, a Swiss corporation, sued Adaptive. A default judgment was entered and Adaptive filed a motion to set it aside. In January 2015, while that motion was pending, the parties entered into a settlement agreement, pursuant to which Adaptive would make installment payments totaling $58,592. Adaptive was not able to make all the installment payments, and the judgment is now enforceable but it has been reduced by a prior payment. On January 16, 2016 the Company entered into a settlement agreement with a vendor to settle $55,137 in payables for $58,593 including fees and costs.

4.	Shandy Media, Inc. v. Adaptive Medias, Inc.,

Los Angeles County Superior Court, Case No. BC588554. On or about July 20, 2015, Shandy Media sued Adaptive for $83,655, which Shandy claimed Adaptive owed pursuant to a service agreement. The Company denied all allegations. On or about April 7, 2016, the parties entered into a settlement agreement pursuant to which Adaptive agreed to pay Shandy $40,000 by June 1, 2016, in full settlement and release of all claims, and if Adaptive fails to pay the settlement amount by June 1, 2016, then a judgment will be entered against Adaptive for $83,655.

5.	2Blue Media Group, LLC v. Adaptive Medias, Inc.,

Orange County Superior Court, Case No. 30-2015-00806086-CU-CL-CJC. On August 24, 2015, 2Blue Media Group, LLC filed a lawsuit claiming that Adaptive owed $25,825 for services. The Company has denied all allegations. A settlement conference is scheduled for May 6, 2016, and trial is scheduled for June 20, 2016.

6.	Khoi Senderowicz v. Kasian Franks, Andrew Linton, Mimvi, Inc.,

Alameda County Superior Court, Case No. RG13689457. On July 29, 2013, Plaintiff Khoi Senderowicz sued the Company’s founder and former officer, Kasian Franks. The lawsuit also named as defendants the Company and an alleged shareholder. Senderowicz claimed that Company was responsible for two residential properties she rented to Franks. Senderowicz sought over $353,983 in claimed unpaid rent, property damages, and lost rent. Senderowicz also sought to redeem 50,000 shares of restricted common stock that Franks issued to her children in March of 2011, and she claimed she was entitled to an another 250,000 shares that Franks allegedly promised. The Company denied all allegations. In June 2015, the Company agreed to settle Senderowciz’s claims in exchange for payment of $26,000 and cooperation in removing the restrictions on the 50,000 shares. Senderowicz later claimed that the settlement should be set aside. A hearing on whether the settlement should be set aside is scheduled for April 29, 2016.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

7.	Amanda Besemer v. Adaptive Medias, Inc., Mimvi, Inc.,

Los Angeles County Superior Court, Case No. SC 123934. On February 27, 2014, Amanda Besemer sued the Company for alleged breach of an Advisory Board Member Agreement that she claimed she entered into with the Company’s founder and former officer, Kasian Franks. The lawsuit was filed in the Santa Clara County Superior Court (San Jose), but on or about March 20, 2015, the lawsuit was transferred and re-filed in the Los Angeles County Superior Court (Santa Monica). Besemer received over $100,000 worth of stock. She alleged that the Member Agreement entitled her to an additional 800,000 shares which she claims were worth $704,000. The Company denied all allegations. In March 2016, the parties entered into a settlement agreement, pursuant to which the Company agreed to pay a total of $75,000 in monthly installments, the last of which is due in January 2017. Under the agreement, if the Company defaults on the payments a judgment may be entered against Adaptive for $100,000, less any prior payments.

8.	Mario Wilson v. Mimvi, Inc.,

San Francisco County Superior Court, Case No. CPF-12-512012. On February 16, 2012, a judgment for $62,141 was entered in favor of a former employee, Mario Wilson. By the end of 2014, the judgment had grown with interest, costs, and attorney fees to $76,694. Adaptive settled the judgment and satisfied it.

9.	iii-interactive, LLC, d/b/a 3 Interactive and d/b/a Division-D v. Adaptive Medias, Inc.,

Circuit Court of Boone County, Missouri, Case No. 15BA-CV02525. On July 29, 2015, iii-Interactive filed a lawsuit in Missouri claiming that the Company owed $29,341 and a default judgment was entered. In October 2015, the Company agreed to settle the matter for $20,000, and that settlement was paid.

10.	Phunware, Inc. adv. Adaptive Medias, Inc.

Phunware, Inc. has asserted a claim against Adaptive for $6,133.

11.	E.J. Hilbert adv. Adaptive Medias, Inc.

E.J. Hilbert has asserted claims against Adaptive for alleged breaches and/or alleged failures to grant him 500,000 shares of restricted stock and 500,000 stock options.

12.	Crowdgather, Inc. adv. Adaptive Medias, Inc.

Crowd Gather has asserted a claim against Adaptive for $10,987.

13.	Eric Rice v. Mimvi, Inc.,

Los Angeles County Superior Court, Case No. LC100816. On September 20, 2013, Eric Rice sued for alleged breaches and alleged termination based on claimed false pretexts, and he sought over $180,000. In December 2014, the case was transferred to attorney David Fisher of Fisher & Wolfe LLP. It is my understanding that the matter was settled.

14.	Felix Chan v. Adaptive Medias, Inc.,

San Francisco County Superior Court, Case No. CPF-15-514104. On or about May 6, 2015, judgment was entered confirming a AAA arbitration award against Adaptive and in favor of Chan for $358,387. In or about June 2015, the parties entered into a settlement agreement, pursuant to which Adaptive agreed to resolve the matter by making payments. I do not know if all the payments were made. I believe attorney David Fisher of Fisher & Wolfe LLP would have more information.

15.	OneScreen, Inc. v. Patel

Orange County Superior Court Case No. 30-2014-00699812. OneScreen initiated the lawsuit against Atul Patel (“Mr. Patel”). Mr. Patel subsequently filed a cross-complaint asserting claims against numerous cross-defendants, including the Company. Mr. Patel asserted various claims in his Second Amended Cross-Complaint against the Company, including claims for conversion, fraudulent transfers, and successor liability. On October 21, 2015, the court heard the Company’s demurrer to Mr. Patel’s Second Amended Cross-Complaint. Adaptive reached a confidential settlement on this matter on February 16, 2016.

16.	AdOn Network, LLC v. OneScreen, Inc., et al.,

San Francisco Superior Court Case No. CGC-14-542878. AdOn Network, LLC (“AdOn”) originally filed suit against OneScreen arising out of an alleged settlement agreement that OneScreen entered into with AdOn on March 14, 2014. AdOn asserts that OneScreen breached the settlement and asserts various contractual and quasi-contractual claims against OneScreen. AdOn is seeking damages of approximately $429,000. In its First Amended Complaint, Plaintiff also sued the Company for successor liability for OneScreen’s alleged debts. The Company demurred to the First Amended Complaint, but the court denied the demurrer. The Company has answered the First Amended Complaint and intends to vigorously defend against the claims. Adaptive filed a summary judgement motion which is set for hearing on July 28, 2016.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

17.	MeetMe, Inc. v. Beanstock Media, Inc., et al., Philadelphia Court of Common Pleas

On September 29, 2015, MeetMe, Inc. (“MeetMe”) filed suit against Beanstock Media, Inc. (“Beanstock”) and the Company. MeetMe asserts breach of contract claims regarding an alleged debt that it claims it is owed by Beanstock. MeetMe also claims that the Company allegedly guaranteed Beanstock’s debt through a subsequent agreement. The parties are exploring settlement of the matter, but Adaptive intends to vigoursly defend against the claims if a settlement is not reached. On January 5, 2016, Beanstock was put into involuntary bankruptcy. Beanstock’s bankruptcy has resulted in a stay of the proceedings of the case, and the Court recently denied MeetMe’s motion to sever the claims against Adaptive. Since the case is in its preliminary stages and currently stayed, and no discover has been take, it is impossible to determine the exact likelihood of success on MeetMe’s claims. The parties are exploring potential settlement of the matter.

18.	Adaptive Medias, Inc. v. Beanstock Media, Inc, et al.

On September 28, 2015, Adaptive filed suit against MeetMe, Inc (“MeetMe”), Jim Waltz, (“Waltz) and Beanstock Media, Inc, (“Beanstock”) in Orange County Superior court. Adaptive’s lawsuit, among other things, asserts that Beanstock and Waltz fraudulently induced Adaptive into making a payment to MeetMe on behalf of Beanstock in the amount of $600,000, and that Waltz and Beanstock fraudulently induced Adaptive’s President to sign a purported guarantee of certain Beanstock payment obligation to MeetMe. Adaptive also asserts that Waltz breached his fiduciary duties to Adaptive, and that MeetMe aided and abetted those breaches. Adaptive seeks an amount of damages to be proved a trial, declaratory relief, recession, and punitive damages. On January 5, 2016, Beanstock was put into involuntary bankruptcy. Beanstock’s bankruptcy has resulted in a stay of the proceedings. Because MeetMe and Waltz have not yet answered the Complaint, the case is currently stayed, and no discovery has been taken, it is impossible to determine the exact likelihood of success on these claims. The parties are exploring potential settlement of the matter.

19.	Adaptive Medias, Inc. v. Jim Waltz, et al., Orange County Superior Court Case No. 30-2015-00812007-CU-FR-CJC

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

Reversals of Certain Liabilities

During the third quarter of 2015, the Company reversed certain legacy liabilities in the amount of $658,000 that were carried over from the Mimvi transaction in 2013. Upon the Company’s review, it was determined that these amounts did not represent valid liabilities. In addition, certain liabilities recorded in prior years in the amount of $315,000 were determined to be invalid and were reversed. The aggregate of these reversals in the amount of $973,000 were recorded as a component of “Other income” in the accompanying statements of operations for the year ended December 31, 2015.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

On March 4, 2016 the Company entered into a convertible promissory note with an outside investor for a principal amount of $335,000 in exchange for $253,000 with a maturity date of September 4, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date.

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

