Form 10-Q
period 2016-03-31
Adaptive Medias, Inc.
filed 2016-05-24
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2016

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

As of May 20, 2016, there were 33,459,841 shares of the Registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTIVE MEDIAS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$695	$359
Accounts receivable, net	253,818	742,194
Prepaid expenses	740,000	845,000
Total Current Assets	994,513	1,587,553
Furniture and fixtures, net	38,430	46,132
Intangible assets, net	258,370	295,405
Deposits	17,114	17,114
Total Assets	$1,308,427	1,946,204
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$4,604,791	$4,624,916
Convertible note payable, net	655,454	675,172
Related party note payable	-	46,795
Derivative liability	3,892,315	1,481,278
Total Liabilities	9,152,560	6,828,161

Stockholders’ Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 29,925,134 and 22,923,526 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29,952	22,924
Additional paid-in capital	55,923,920	53,395,785
Accumulated deficit	(63,798,005)	(58,300,666)
Total Stockholders’ Deficit	(7,844,133)	(4,881,957)
Total Liabilities and Stockholders’ Deficit	$1,308,427	$1,946,204

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$173,087	$1,167,719
Cost of revenue	117,523	970,359
Gross Profit	55,564	197,360
Operating expenses:
Legal and professional fees	64,373	353,419
Research and development	-	156,972
General and administrative expenses	519,694	1,752,127
Selling expenses	25,506	275,187
Depreciation and amortization	44,738	655,562
Stock compensation expense	2,535,625	3,941,118
Total operating expenses	3,189,936	7,134,385
Loss from operations	(3,134,372)	(6,937,025)
Other income (expense):
Interest expense	(570,857)	(25,577)
Gain (loss) on extinguishment of debt	16,427	-
Excess fair market value of derivative liabilities	(2,684,803)	-
Change in fair value of derivative liability	834,266	-
Other income	42,000	3,942
Total other income (expense)	(2,362,967)	(21,635)
Net loss	$(5,497,339)	$(6,958,660)

Basic and dilutive loss per common share	$(0.21)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	26,808,484	13,906,033

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance December 31, 2015	22,923,526	$22,924	$53,395,785	$(58,300,666)	$(4,881,957)
Shares issued for services	4,535,608	4,562	2,381,771	-	2,386,333
Shares issued for debt	2,466,000	2,466	102,073	-	104,539
Stock option expense	-	-	44,291	-	44,291
Net loss	-	-	-	(5,497,339)	(5,497,339)
Balance March 31, 2016	29,925,134	$29,952	$55,923,920	$(63,798,005)	$(7,844,133)

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,497,339)	$(6,958,660)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	44,738	655,562
Allowance for bad debts	93,542	72,847
Stock compensation for services and options expense	2,535,625	577,633
Amortization of debt discount	523,095	-
Change in fair value of derivative liability	1,850,537	-
Changes in operating assets and liabilities
Accounts receivable	394,834	369,014
Prepaid expenses	-	18,081
Deposits	-	24,050
Accounts payable and accrued expenses	(20,127)	3,295,788
Net cash used in operating activities	(75,095)	(1,945,685)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,860)
Purchases and development of intangibles	-	(95,788)
Net cash used in investing activities	-	(100,648)

Cash flows from financing activities:
Proceeds from notes payable	562,400	-
Repayments of notes payable	(486,969)	-
Net cash provided by financing activities	75,431	-

Net increase (decrease) in cash	336	(2,046,333)
Cash, beginning of period	359	2,255,784
Cash, end of period	$695	$209,451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,906	$19,708
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for repayment of convertible note payable	$49,039	$-
Issuance of common stock in connection with issuance of convertible note payable	$55,500	$-

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $$63,790,633 . The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2016 and December 31, 2015 is adequate, but actual write-offs could exceed the recorded allowance.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

As of March 31, 2016 and December 31, 2015, we did not have any level 3 assets or liabilities. As of March 31, 2016 and December 31, 2015, the derivative liabilities are considered level 2 items.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 3 – Intangible Assets

The following table summarizes the intangible assets as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Websites	$11,297	$11,297
Customer lists	306,505	306,505
Developed technology	3,995,098	3,995,098
Trade names	71,235	71,235
	4,384,135	4,384,135
Less: accumulated amortization	$(4,125,765)	$(4,088,730)
Intangible assets, net	258,370	295,405

Amortization commences when the software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Amortization expense totaled $37,035 and $650,218 for the three months ended March 31, 2016 and 2015, respectively.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 4 – Convertible Notes Payable

The following tables describes the Company’s convertible notes payable as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
September 2015 convertible notes	$1,221,815	$-	$1,470,588	$-
Convetible note #1	-	-	245,000	-
Convertible note #2	60,961	8,800	110,000	8,800
Convertible note #3	245,000	3,061	-	-
Convertible note #4	60,500	716	-	-
Convertible note #5	335,000	-	-	-
Convertible note #6	40,000	175	-	-
Debt Discount	(1,307,822)	-	(1,150,417)
Subtotal convertible notes net	655,454	12,752	675,172	8,800
Related party promissory note
Related party promissory note #1	-	-	46,795	-
Total	655,454	12,752	721,967	8,800
Current portion	655,454	12,752	721,967	8,800
Long-term portion	$-	$-	$-	$-

Issuance and Repayments of Convertible Promissory Notes

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

On October 7, 2015, the Company entered into a short term note payable with John B. Strong in exchange for $75,000. The note bears interest at 6% per annum and is due and payable on January 7, 2016. The Company made payments of $28,205 before the due date and then extended the note upon the due date under the same terms of 90 days and 6% per annum. This note was paid in full on 3/28/16.

On October 26, 2015, the Company entered into convertible promissory note #1 with an outside investor for a principal amount of $245,000 in exchange for $200,000 with a maturity date of April 25, 2016. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum. This note was repaid with cash in full on February 22, 2016.

On November 13, 2015, the Company entered into a convertible promissory note #2 with an outside investor for a principal amount of $110,000 in exchange for $100,000 with a maturity date of May 31, 2016. The note is convertible at a conversion price lessor of $.30 or 60% of the lowest trading price of the Company’s common stock for the previous 25 trading days prior to the conversion date. The note bears no interest unless an event of default occurs under which it would bear an interest rate of 22% per annum. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using a multi-nomial model. The following were used to determine to the value: volatility of 203.6%, risk free rate of .31%.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

The holder of convertible promissory note #2 also received warrants to purchase an aggregate of 294,118 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $0.50 per share for a period of five (5) years. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using a multi-nomial model. The following were used to determine to the value: volatility of 280.4%, risk free rate of 1.67%.

On February 22, 2016, the Company entered into convertible promissory note #3 with an outside investor for a principal amount of $245,000 in exchange for $220,400 with a maturity date of November 19, 2016. The note is convertible at a conversion price lessor of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the execution date or conversion date. The note bears 12% interest per annum. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using the Black-Scholes model. The following were used to determine to the value: volatility of 246.15%, risk free rate of .51%.

The holder of convertible promissory note #3 also received warrants to purchase an aggregate of 2,543,605 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $.60 per share for a period of five (5) years. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using the Black Sholes model. The following were used to determine to the value: volatility of 246.2%, risk free rate of .92%.

On February 24, 2016, the Company entered into convertible promissory note #4 with an outside investor for a principal amount of $60,500 in exchange for $55,000 with a maturity date of February 23, 2018. The note is convertible at a conversion price lessor of $.48 per share or 60% of the lowest trading price of the Company’s common stock for the previous 25 trading days prior to the conversion date. The note bears no interest per annum. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using the Black-Scholes model. The following were used to determine to the value: volatility of 245.9%, risk free rate of .75%.

On March 3, 2016, the Company entered into convertible promissory note #5 with an outside investor for a principal amount of $335,000 in exchange for $253,000 with a maturity date of September 3, 2016. The holder was also issued 150,000 shares of the company common stock in connection with this note. The note is convertible at a conversion price lessor of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest and is not convertible until an event of default occurs under which it would bear an interest rate of 22% per annum.

The holder of convertible promissory note #5 also received warrants to purchase an aggregate of 652,597 shares of the Company’s common stock, par value $0.0001 per share, for an exercise price of $.50 per share for a period of five (5) years. At any time while these warrants are outstanding, the Company shall sell or grant any option to purchase, or sell or grant any right to reprice, reset, “ratchet down” be entitled to receive shares of Common Stock at an effective price per share that is less than the Exercise Price. According to ASC 815, the Company recorded a derivative liability and valued the warrant using the Black Sholes model. The following were used to determine to the value: volatility of 248%, risk free rate of .98%.

On March 15, 2016, the Company entered into convertible promissory note #6 with an outside investor for a principal amount of $40,000 in exchange for $34,000 with a maturity date of March 15, 2017. The note is convertible at a conversion price of 58% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears no interest per annum. According to ASC 815, the Company recorded a derivative liability and valued the conversion feature of the notes using the Black-Scholes model. The following were used to determine to the value: volatility of 248%, risk free rate of .98%.

Please refer to Note 5 for derivative valuations of the above notes and warrants.

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 5 – Derivative Financial Instruments

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price, may not be exempt from derivative accounting treatment. As a result, embedded conversion options (whose exercise price is not fixed and determinable) in convertible debt (which is not conventionally convertible due to the exercise price not being fixed and determinable) are initially recorded as a liability and are revalued at fair value at each reporting date using the Black Sholes Model.

The following table describes the Derivative liability as of March 31, 2016 and December 31, 2015.

		Revaluation at	(Gain)/Loss for Three Months Ended	Revaluation at
	Initial derivative valuation	December 31, 2015	March 31, 2016	March 31, 2016
Convertible notes
September 2015 convertible notes	$1,487,822	$519,575	$203,739	$723,314
Convetible note #1	-	-	-	-
Convertible note #2	121,986	153,813	20,070	79,995
Convertible note #3	1,504,118	-	(635,012)	869,106
Convertible note #4	234,412	-	(121,611)	112,801
Convertible note #5	-	-	-	-
Convertible note #6	42,100	-	27,861	69,961
Warrants attached to convertible notes
September 2015 warrants	1,631,357	747,965	296,520	1,044,485
Convertible note #2 warrants	87,851	59,925	(70,225)	83,588
Convertible note #3 warrants	1,213,554	-	(490,153)	723,401
Convertible note #5 warrants	251,119	-	(65,455)	185,664
Total	6,574,319	1,481,278	(834,266)	3,892,315

Note 6 – Stockholders’ Deficit

Preferred Stock

The Company’s articles of incorporation authorize the Company to issue up to 50,000,000 preferred shares of $0.001 par value, having preferences to be determined by the Board of Directors for dividends, and liquidation of the Company’s assets. As of March 31, 2016 and December 31, 2015, the Company had no preferred shares outstanding.

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

Issuance of Common Stock

During the three months ended March 31, 2016, the Company issued 4,535,6080 shares of its common stock to various employees and consultants in exchange for services rendered with an aggregate fair value of $2,386,334. The Company also issued shares in connected with debt of 2,466,000 for an aggregate fair value of $1,213,500. The total number of shares outstanding as of March 31, 2016 was 29,925,134.

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

The following table reflects the option activity during the three months ended March 31, 2016:

	Common	Average
	Shares	Exercise Price
Outstanding as of December 31, 2015	393,875	$0.65
Granted	50,000	0.59
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2016	443,875	$0.64

As of March 31, 2016 28,169,022 shares were available for future grants.

Warrants

The following table reflects warrant activity during the three months ended March 31, 2016:

	Warrants for	Weighted
	Common	Average
	Shares	Exercise Price
Outstanding and exercisable as of December 31, 2015	8,539,909	$4.00
Granted	3,196,202	0.58
Exercised – cash	-	-
Exercised - cash-less exercise	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2016	11,736,111	$3.07

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 7 – Income Taxes

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

Note 8 – Income (Loss) Per Share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders	$(5,497,339)	$(6,958,660)
Numerator for diluted income (loss) per share	$(5,497,339)	$(6,958,660)

Denominator for income (loss) per share:
Weighted average common shares	26,808,484	13,906,033
Convertible note payable	-	-
Options	-	-
Warrants	-	-
Denominator for diluted income (loss) per share	26,808,484	13,906,033

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Convertible notes	11,254,810	-
Options	443,875	1,477,977
Warrants	11,736,111	2,879,627
Total anti-dilutive weighted average shares	23,434,796	4,357,604

If all dilutive securities had been exercised at March 31, 2016 the total number of common shares outstanding would be as follows:

Common shares	29,925,134
Convertible notes	11,254,810
Options	443,875
Warrants	11,736,111
Total potential shares	53,359,930

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 9 – Concentrations

The following table reflects the concentration of revenue during the years ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Customer 1	25%	0%
Customer 2	23%	3%
Customer 3	13%	2%
Customer 4	0%	19%
Customer 5	0%	13%

Customers in excess of 10% or more as included in the table above represent $93,847 and $309,073 of gross accounts receivable as of March 31, 2016 and 2015, respectively.

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

5.	2Blue Media Group, LLC v. Adaptive Medias, Inc.,

Orange County Superior Court, Case No. 30-2015-00806086-CU-CL-CJC. On August 24, 2015, 2Blue Media Group, LLC filed a lawsuit claiming that Adaptive owed $25,825 for services. The Company has denied all allegations. A settlement conference is scheduled for May 6, 2016 , and trial is scheduled for June 20, 2016.

6.	Khoi Senderowicz v. Kasian Franks, Andrew Linton, Mimvi, Inc.,

Alameda County Superior Court, Case No. RG13689457. On July 29, 2013, Plaintiff Khoi Senderowicz sued the Company’s founder and former officer, Kasian Franks. The lawsuit also named as defendants the Company and an alleged shareholder. Senderowicz claimed that Company was responsible for two residential properties she rented to Franks. Senderowicz sought over $353,983 in claimed unpaid rent, property damages, and lost rent. Senderowicz also sought to redeem 50,000 shares of restricted common stock that Franks issued to her children in March of 2011, and she claimed she was entitled to an another 250,000 shares that Franks allegedly promised. The Company denied all allegations. In June 2015, the Company agreed to settle Senderowciz’s claims in exchange for payment of $26,000 and cooperation in removing the restrictions on the 50,000 shares. Senderowicz later claimed that the settlement should be set aside. A hearing on whether the settlement should be set aside is scheduled for April 29, 2016 .

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

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

Note 11 – Subsequent Events

Loan transactions

On April 18, 2016, the Company entered into a convertible promissory note with an outside investor for a principal amount of $169,500 in exchange for $150,000 with a maturity date of April 18, 2017. The note is convertible at a conversion price of 60% of the lowest trading price of the Company’s common stock for the previous 20 trading days prior to the conversion date. The note bears interest at 12% per annum.

On April 14, 2016, the Company issued 1,450,000 shares of common stock for services valued at $362,355.

On May 10, 2016, the Company issued 1,587,254 shares of common stock for services valued at $166,662.

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

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

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

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

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

Engaging more publishers will increase our platform utilization and SaaS income. It will increase the consumption and utilization of our content partners resulting in higher income. It will also allow for greater reach for our demand partners and advertising agencies leading to higher advertising revenues.

Results of Operations – Three months ended March 31, 2016 and 2015

Revenues, Cost of Revenues, and Gross Profit

	Three Months Ended March 31,
	2016	2015	Change
Revenue	$173,087	$1,167,719	$(994,632)
Cost of revenue	117,523	970,359	(852,836)
Gross Profit	55,564	197,360	(141,796)
Total as a percentage of revenues	32.1%	16.9%	15.2%

Gross revenues decreased in the first quarter of 2016 due to a reduction of staffing and sales forces and general focus on merger activities.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	Change
Legal and professional fees	$64,373	$353,419	$(289,046)
Total as a percentage of revenues	37.2%	30.3%	6.9%

Legal and professional fees decreased from the prior comparable period due to the gradual resolution of on-going litigation, primarily related to matters from previously completed acquisitions. Also, our suits against Meetme, Jim Waltz, and Beanstalk Media were stayed by the courts when Beanstalk filed for Bankruptcy. In the remainder of 2016, we expect the litigation efforts to continue but decrease as we address them accordingly.

	Three Months Ended March 31,
	2016	2015	Change
Research and development	$-	$156,972	$(156,972)
Total as a percentage of revenues	0.0%	13.4%	-13.4%

Research and development costs incurred decreased from the prior comparable period primarily due to a reduction in staff compared to the prior comparable period. Currently no research and development projects are being developed.

	Three Months Ended March 31,
	2016	2015	Change
General and administrative expenses	$519,694	$1,752,127	$(1,232,433)
Total as a percentage of revenues	300.3%	150.0%	150.2%

General and administrative expenses decreased from the prior comparable period primarily due to cost cutting initiatives which began in May 2015 that came to full realization during the current period. We had 14 employees at the end of Q1 2016 as opposed to 52 employees at the beginning of Q1 2015. We continue to anticipate lower general and administrative expenses in future periods.

	Three Months Ended March 31,
	2016	2015	Change
Selling expenses	$25,506	$275,187	$(249,681)
Total as a percentage of revenues	14.7%	23.6%	-8.8%

Selling expenses decreased from the comparable period primarily due to streamlining our sales and marketing personnel and related resources. We continue to anticipate lower selling expenses in future periods.

	Three Months Ended March 31,
	2016	2015	Change
Depreciation and amortization	$44,738	$655,562	$(610,824)
Total as a percentage of revenues	25.8%	56.1%	-30.3%

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

Depreciation and amortization decreased from the prior comparable period primarily due to the impairment of intangibles during the year ended 2015. Therefore were far fewer intangible assets to amortize in Q1 2016.

	Three Months Ended March 31,
	2016	2015	Change
Stock compensation expense	$2,535,625	$3,941,118	$(1,405,493)
Total as a percentage of revenues	1464.9%	337.5%	1127.4%

Stock compensation expense increased from the prior comparable period as a result of cash conserving measures that put an emphasis on payment for services via shares.

Other income (expense)

	Three Months Ended March 31,
	2016	2015	Change
Interest expense	$(570,857)	$(25,577)	$(545,280)
Total as a percentage of revenues	-329.8%	-2.2%	-327.6%

Interest expense increased from the prior comparable period primarily as a result of the amortization of debt discounts associated with the convertible notes offerings.

	Three Months Ended March 31,
	2016	2015	Change
Other income	$42,000	$3,942	$38,058
Total as a percentage of revenues	24.3%	0.3%	23.9%

Other income increased from the prior comparable period due to a one time refund of $42,000 in fees expensed in 2015 for investor relations services.

Net Loss

For the three months ended March 31, 2016, we incurred a net loss of $5,489,967 or $.20 per basic and diluted share compared to a net loss of $6,958,660 or $.50 per basic and diluted share for three months ended March 31, 2015. The increase in the net loss is described above.

Liquidity and Capital Resources

The following table describes our current assets and liabilities as of March 31, 2016:

Current Assets		Current Liabilities
Cash	$695	Accounts payable and accrued expenses	$4,604,791
Accounts receivable, net	253,818	Convertible note payable, net	655,454
Prepaid expenses	740,000	Related party note payable	-
		Derivative liability	3,892,315
Total Current Assets	994,513	Total Liabilities	9,152,560

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

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(75,095)	$(1,945,685)
Net cash used by investing activities	-	(100,648)
Net cash provided by financing activities	75,431	-
Change in cash	$336	$(2,046,333)

Going Concern Uncertainties

As of March 31, 2016, we do not have an adequate source of operating revenue to cover our operating costs, and have only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until we achieve positive cash flow from operations is subject to future events and uncertainties. It will be necessary for us to secure additional working capital through sales of our common stock and/or debt financing, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a “going concern” qualification as part of their report on our consolidated financial statements for the year ended December 31, 2015, which is contained within the Annual Report on Form 10-K.

Capital Expenditures

For the three months ended March 31, 2016, we have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a “smaller reporting company”, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investo

ADAPTIVE MEDIAS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principle Executive Offer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADAPTIVE MEDIAS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to Note 10 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements within this document

Item 1A. Risk Factors.

We incorporate by reference from our Annual Report on Form 10-K the risk factors included at Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company issued 4,535,608 shares of its common stock to various employees and consultants in exchange for services rendered with an aggregate fair value of $2,386,334. The Company also issued shares in connected with debt of 2,466,000 for an aggregate fair value of $1,213,500. The total number of shares outstanding as of March 31, 2016 was 29,925,134.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

ADAPTIVE MEDIAS, INC.

Item 6. Exhibits

Number	Exhibit

31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

31.2	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ADAPTIVE MEDIAS, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADAPTIVE MEDIAS, INC.
(Registrant)

May 23, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Omar Akram
Omar Akram
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

May 23, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer and Director

	By:	/s/ Omar Akram
Omar Akram
Chief Financial Officer and Director

