Form 10-Q/A
period 2016-03-31
Adaptive Medias, Inc.
filed 2016-05-24
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Adaptive Medias, Inc. for the period ended March 31, 2016 and filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

ADAPTIVE MEDIAS, INC.

Item 6. Exhibits

Number	Exhibit

31.1*	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

31.2*	Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously Filed.

28

ADAPTIVE MEDIAS, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADAPTIVE MEDIAS, INC.
(Registrant)

May 24, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Omar Akram
Omar Akram
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

May 24, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer and Director

	By:	/s/ Omar Akram
Omar Akram
Chief Financial Officer and Director

29