Form 10-Q/A
period 2016-03-31
Adaptive Medias, Inc.
filed 2016-07-29
CIK 1428397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

As of July 27, 2016, there were 105,666,495 shares of the Registrant's common stock outstanding.

EXPLANATORY NOTE

Adaptive Medias, Inc. (the “Company”, “we,” “us”, and “our”) is filing this Amendment No. 2 on Form 1Q-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on May 24, 2016 (the “Original Filing”). The purpose of this Amendment No. 2 is to replace in its entirety the disclosures and financial statements of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 and are included as exhibits hereto.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADAPTIVE MEDIAS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$695	$359
Accounts receivable, net	253,817	742,194
Prepaid expenses	740,000	845,000
Total Current Assets	994,512	1,587,553
Furniture and fixtures, net	38,430	46,132
Intangible assets, net	258,370	295,405
Deposits	17,114	17,114
Total Assets	$1,308,426	1,946,204
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$4,773,216	$4,624,916
Convertible note payable, net	577,021	675,172
Related party note payable	-	46,795
Derivative liability	3,892,315	1,481,278
Total Liabilities	9,242,552	6,828,161

Stockholders’ Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 29,952,134 and 22,923,526 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29,952	22,924
Additional paid-in capital	55,966,560	53,395,785
Accumulated deficit	(63,930,638)	(58,300,666)
Total Stockholders’ Deficit	(7,934,126)	(4,881,957)
Total Liabilities and Stockholders’ Deficit	$1,308,426	$1,946,204

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$173,087	$1,167,719
Cost of revenue	117,523	970,359
Gross Profit	55,564	197,360
Operating expenses:
Legal and professional fees	64,373	353,419
Research and development	-	156,972
General and administrative expenses	711,022	1,752,127
Selling expenses	25,506	275,187
Depreciation and amortization	44,738	655,562
Stock compensation expense	2,015,906	3,941,118
Total operating expenses	2,861,545	7,134,385
Loss from operations	(2,805,981)	(6,937,025)
Other income (expense):
Interest expense	(570,857)	(25,577)
Gain (loss) on extinguishment of debt	(444,597)	-
Excess fair market value of derivative liabilities	(2,684,803)	-
Change in fair value of derivative liability	834,266	-
Other income	42,000	3,942
Total other income (expense)	(2,823,991)	(21,635)
Net loss	$(5,629,972)	$(6,958,660)

Basic and dilutive loss per common share	$(0.21)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	26,808,484	13,906,033

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance December 31, 2015	22,923,526	$22,924	$53,395,785	$(58,300,666)	$(4,881,957)
Shares issued for services	3,606,302	3,606	1,863,008	-	1,866,614
Shares issued for debt	3,422,306	3,422	663,476	-	666,898
Stock option expense	-	-	44,291	-	44,291
Net loss	-	-	-	(5,629,972)	(5,629,972)
Balance March 31, 2016	29,952,134	$29,952	$55,966,560	$(63,930,638)	$(7,934,126)

The accompanying notes are an integral part of these consolidated financial statements.

ADAPTIVE MEDIAS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,629,972)	$(6,958,660)
Adjustments to reconcile from net loss to net cash used in operating activities:
Depreciation and amortization	44,738	655,562
Allowance for bad debts	93,542	72,847
Stock compensation for services and options expense	2,015,905	577,633
Amortization of debt discount	523,095	-
Change in fair value of derivative liability	1,850,537	-
Changes in operating assets and liabilities
Accounts receivable	394,835	369,014
Prepaid expenses	-	18,081
Deposits	-	24,050
Accounts payable and accrued expenses	148,299	3,295,788
Net cash used in operating activities	(559,021)	(1,945,685)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,860)
Purchases and development of intangibles	-	(95,788)
Net cash used in investing activities	-	(100,648)

Cash flows from financing activities:
Proceeds from notes payable	562,400	-
Repayments of notes payable	(3,043)	-
Net cash provided by financing activities	559,357	-

Net increase (decrease) in cash	336	(2,046,333)
Cash, beginning of period	359	2,255,784
Cash, end of period	$695	$209,451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,906	$19,708
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for repayment of convertible note payable	$127,472	$-
Issuance of common stock in connection with issuance of convertible note payable	$55,500	$-
Issuance of common stock for repayment of convertible note payable accrued interest	$8,800	$-
Issuance of common stock in connection with settlement of debt	$475,127	$-

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2016, the Company had an accumulated deficit of $63,930,638. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease or reduce its operations.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 4 – Convertible Notes Payable

The following tables describes the Company’s convertible notes payable as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Principal	Accrued Interest	Principal	Accrued Interest
Convertible notes
September 2015 convertible notes	$1,182,815	$-	$1,470,588	$-
Convetible note #1	-	-	245,000	-
Convertible note #2	21,528	-	110,000	8,800
Convertible note #3	245,000	3,061	-	-
Convertible note #4	60,500	716	-	-
Convertible note #5	335,000	-	-	-
Convertible note #6	40,000	175	-	-
Debt Discount	(1,307,822)	-	(1,150,417)
Subtotal convertible notes net	577,021	3,952	675,172	8,800
Related party promissory note
Related party promissory note #1	-	-	46,795	-
Total	577,021	3,952	721,967	8,800
Current portion	577,021	3,952	721,967	8,800
Long-term portion	$-	$-	$-	$-

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

Issuance of Common Stock

During the three months ended March 31, 2016, the Company issued 3,606,302 shares of its common stock to various employees and consultants in exchange for services rendered with an aggregate fair value of $1,866,614. The Company also issued 3,422,306 shares to settle debt for an aggregate fair value of $666,898. The total number of shares outstanding as of March 31, 2016 was 29,925,134.

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

Note 7 – Income (Loss) Per Share

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

	Three Months Ended March 31,
	2016	2015
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders	$(5,629,972)	$(6,958,660)
Numerator for diluted income (loss) per share	$(5,629,972)	$(6,958,660)

Denominator for income (loss) per share:
Weighted average common shares	26,808,484	13,906,033
Convertible note payable	-	-
Options	-	-
Warrants	-	-
Denominator for diluted income (loss) per share	26,808,484	13,906,033

The following shares are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Convertible notes	11,254,810	-
Options	443,875	1,477,977
Warrants	11,736,111	2,879,627
Total anti-dilutive weighted average shares	23,434,796	4,357,604

If all dilutive securities had been exercised at March 31, 2016 the total number of common shares outstanding would be as follows:

Common shares	29,952,134
Convertible notes	11,254,810
Options	443,875
Warrants	11,736,111
Total potential shares	53,386,930

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

Note 8 – Concentrations

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

Note 9 – Commitments and Contingencies

Office Lease Agreements

On September 22, 2015 the Company signed a lease for office space in Irvine, California, and subsequently moved its operation to this location. This lease expires in September 2018 and carries a current monthly rent of approximately $5,350.

Legal Proceedings

1.	Adaptive Medias, Inc. v. Vdopia, Inc.,

Alameda County Superior Court, Case No. RG16806402. On March 4, 2016, Adaptive filed suit against Vdopia for recovery of over $177,246 owed. A trial date has been scheduled in February of 2017.

2.	Open X Technologies, Inc. v. Adaptive Medias, Inc.,

American Arbitration Association (AAA), Case No. 01-15-0006-0657. On December 16, 2015, Open X filed a demand with AAA for arbitration of a dispute over $58,701 allegedly owed by Adaptive, plus claimed interest, attorney’s fees, and costs, etc. The Company has denied all allegations. An Arbitration trial previously scheduled for July 8, 2016 but has been delayed and as of the date of this filing has not been rescheduled.

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

5.	2Blue Media Group, LLC v. Adaptive Medias, Inc.,

Orange County Superior Court, Case No. 30-2015-00806086-CU-CL-CJC. On August 24, 2015, 2Blue Media Group, LLC filed a lawsuit claiming that Adaptive owed $25,825 for services. The Company has denied all allegations. An Arbitration trial previously scheduled for June 20, 2016 but has been delayed and as of the date of this filing has not been rescheduled.

6.	Khoi Senderowicz v. Kasian Franks, Andrew Linton, Mimvi, Inc.,

Alameda County Superior Court, Case No. RG13689457. On July 29, 2013, Plaintiff Khoi Senderowicz sued the Company’s founder and former officer, Kasian Franks. The lawsuit also named as defendants the Company and an alleged shareholder. Senderowicz claimed that Company was responsible for two residential properties she rented to Franks. Senderowicz sought over $353,983 in claimed unpaid rent, property damages, and lost rent. Senderowicz also sought to redeem 50,000 shares of restricted common stock that Franks issued to her children in March of 2011, and she claimed she was entitled to an another 250,000 shares that Franks allegedly promised. The Company denied all allegations. In June 2015, the Company agreed to settle Senderowciz’s claims in exchange for payment of $26,000 and cooperation in removing the restrictions on the 50,000 shares. Senderowicz later claimed that the settlement should be set aside. The Company has since settled the matter for $65,000 in Company common stock.

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

8.	Phunware, Inc. adv. Adaptive Medias, Inc.

Phunware, Inc. has asserted a claim against Adaptive for $6,133. The Company denies any liability but has yet to answer the complaint.

9.	E.J. Hilbert adv. Adaptive Medias, Inc.

E.J. Hilbert has asserted claims against Adaptive for alleged breaches and/or alleged failures to grant him 500,000 shares of restricted stock and 500,000 stock options. The Company denies any liability. As of the date of this filing no further action has been made by the plaintiff.

10.	Crowdgather, Inc. adv. Adaptive Medias, Inc.

Crowd Gather has asserted a claim against Adaptive for $10,987.

11.	OneScreen, Inc. v. Patel

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

12.	AdOn Network, LLC v. OneScreen, Inc., et al.,

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

13.	MeetMe, Inc. v. Beanstock Media, Inc., et al., Philadelphia Court of Common Pleas

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

ADAPTIVE MEDIAS, INC.

Notes to the Consolidated Financial Statements

14.	Adaptive Medias, Inc. v. Beanstock Media, Inc, et al.

On September 28, 2015, Adaptive filed suit against MeetMe, Inc (“MeetMe”), Jim Waltz, (“Waltz) and Beanstock Media, Inc, (“Beanstock”) in Orange County Superior court. Adaptive’s lawsuit, among other things, asserts that Beanstock and Waltz fraudulently induced Adaptive into making a payment to MeetMe on behalf of Beanstock in the amount of $600,000, and that Waltz and Beanstock fraudulently induced Adaptive’s President to sign a purported guarantee of certain Beanstock payment obligation to MeetMe. Adaptive also asserts that Waltz breached his fiduciary duties to Adaptive, and that MeetMe aided and abetted those breaches. Adaptive seeks an amount of damages to be proved a trial, declaratory relief, recession, and punitive damages. On January 5, 2016, Beanstock was put into involuntary bankruptcy. Beanstock’s bankruptcy has resulted in a stay of the proceedings. Because MeetMe and Waltz have not yet answered the Complaint, the case is currently stayed due to Beanstalk filing for Bankruptcy, and no discovery has been taken, it is impossible to determine the exact likelihood of success on these claims.

15.	Adaptive Medias, Inc. v. Jim Waltz, et al., Orange County Superior Court Case No. 30-2015-00812007-CU-FR-CJC

On September 28, 2015, the Company filed suit against former director Jim Waltz (“Mr. Waltz”), Beanstock and MeetMe, Inc. The Company asserts various claims relating to Mr. Waltz’ self-dealing as a director of the Company , including fraudulent conduct that resulted in Adaptive Medias paying and allegedly guaranteeing obligations incurred by Beanstock. Among other relief, the Company seeks to recover the monies that were paid to MeetMe, and it seeks to void and/or rescind the obligations Adaptive Medias allegedly incurred as a result of Mr. Waltz’ fraudulent conduct and breaches of his fiduciary duties. Because MeetMe and Waltz have not yet answered the Complaint, the case is currently stayed due to Beanstalk filing for Bankruptcy, and no discovery has been taken, it is impossible to determine the exact likelihood of success on these claims.

Note 10 – Subsequent Events

Subsequent to March 31, 2016 through the date of this filing the Company has issued 75,714,361 common shares for various services and settlements of debt and notes payable.

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

	Three Months Ended March 31,
	2016	2015	Change
General and administrative expenses	$711,022	$1,752,127	$(1,041,105)
Total as a percentage of revenues	410.8%	150.0%	260.7%

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

	Three Months Ended March 31,
	2016	2015	Change
Stock compensation expense	$2,015,906	$3,941,118	$(1,925,212)
Total as a percentage of revenues	1164.7%	337.5%	827.2%

Stock compensation expense decreased from the prior comparable period as a result of fewer legal settlement settled in stock during the current comparable period.

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

Net Loss

For the three months ended March 31, 2016, we incurred a net loss of $5,629,972 or $.21 per basic and diluted share compared to a net loss of $6,958,660 or $.50 per basic and diluted share for three months ended March 31, 2015. The increase in the net loss is described above.

Liquidity and Capital Resources

The following table describes our current assets and liabilities as of March 31, 2016:

Current Assets		Current Liabilities
Cash	$695	Accounts payable and accrued expenses	$4,773,216
Accounts receivable, net	253,817	Convertible note payable, net	577,021
Prepaid expenses	740,000	Related party note payable	-
		Derivative liability	3,892,315
Total Current Assets	994,512	Total Liabilities	9,242,552

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

ADAPTIVE MEDIAS, INC.

Management Discussion & Analysis

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(559,021)	$(1,945,685)
Net cash used by investing activities	-	(100,648)
Net cash provided by financing activities	559,357	-
Change in cash	$336	$(2,046,333)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016, the Company issued 3,606,302 shares of its common stock to various employees and consultants in exchange for services rendered with an aggregate fair value of $1,866,614. The Company also issued 3,422,306 shares to settle debt for an aggregate fair value of $666,898. The total number of shares outstanding as of March 31, 2016 was 29,925,134.

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

ADAPTIVE MEDIAS, INC.
(Registrant)

July 29, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

July 29, 2016	By:	/s/ John B. Strong
John B. Strong
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

